Form 10QSB
period 2001-03-31
LUMMI DEVELOPMENT INC
filed 2001-05-23
CIK 1080637

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                        Commission File number 000-32295


                             Lummi Development, Inc.
                 (Name of Small Business Issuer in its Charter)


          7255 Meadowlark Road, Vernon, British Columbia, Canada V1B3R6
           (Address of Principal Executive Offices including Zip Code)


                                 (250) 542-3069
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
         (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,207,000 shares of Common stock outstanding as of march 31, 2001.

ITEM 1. FINANCIAL STATEMENTS

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                          As of March 31, 2001 and 2000

                                                    THREE MONTHS    THREE MONTHS
                                                       ENDED            ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2001            2000
                                                      --------        --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                $    417        $  7,750
                                                      --------        --------

TOTAL CURRENT ASSETS                                       417           7,750
                                                      --------        --------

      TOTAL ASSETS                                    $    417        $  7,750
                                                      ========        ========


                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                    $    810        $     50
                                                      --------        --------

TOTAL CURRENT LIABILITIES                                  810              50
                                                      --------        --------

      TOTAL LIABILITIES                                    810              50

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                  0               0
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; 5,207,000
   shares issued and outstanding at March 31,
   2001 and 2000, respectively.)                           521             521
  Additional paid-in capital                            21,179          21,179
  Deficit accumulated during development stage         (22,093)        (14,000)
                                                      --------        --------

TOTAL STOCKHOLDERS' EQUITY                                (393)          7,700
                                                      --------        --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $    417        $  7,750
                                                      ========        ========

              See Accompanying Notes to Accountant's Review Report

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                               JANUARY 19, 1999
                                           THREE MONTHS      THREE MONTHS        (INCEPTION)
                                              ENDED             ENDED              THROUGH
                                             MARCH 31,         MARCH 31,          MARCH 31,
                                               2001              2000               2001
                                            -----------       -----------        -----------
REVENUES

    Revenues                                $         0       $         0        $         0
                                            -----------       -----------        -----------
TOTAL REVENUES                                        0                 0                  0

GENERAL & ADMINISTRATIVE EXPENSES                 1,208             1,396             22,093
                                            -----------       -----------        -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES           1,208             1,396             22,093
                                            -----------       -----------        -----------

NET LOSS                                    $    (1,208)      $    (1,396)       $   (22,093)
                                            ===========       ===========        ===========


BASIC LOSS PER SHARE                        $   (0.0002)      $   (0.0003)
                                            ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                  5,207,000         5,207,000
                                            ===========       ===========

              See Accompanying Notes to Accountant's Review Report

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
            From January 19, 1999 (inception) through March 31, 2001

                                                                                DEFICIT
                                                                              ACCUMULATED
                                                      COMMON     ADDITIONAL      DURING
                                           COMMON     STOCK       PAID-IN     DEVELOPMENT
                                           SHARES     AMOUNT      CAPITAL        STAGE          TOTAL
                                         ----------   ------      -------       --------      ---------
Issued for cash on January 19, 1999       5,000,000    $ 500      $     0       $      0      $    500

Issued from sale of private placement
(Note #1) April 7,1 1999                    207,000       21       21,179              0         21,200

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                             (12,604)       (12,604)
                                         ----------    -----      --------      --------      ---------
BALANCE,  DECEMBER 31, 1999               5,207,000      521       21,179        (12,604)         9,096
                                         ==========    =====      ========      ========      =========
Net loss, January 1, 2000 to
December 31, 2000                                                                 (8,281)        (8,281)
                                         ----------    -----      --------      --------      ---------
BALANCE,  DECEMBER 31, 2000               5,207,000      521       21,179        (20,885)           815
                                         ==========    =====      ========      ========      =========
Net loss, January 1, 2001 to
March 31, 2001                                                                    (1,208)        (1,208)
                                         ----------    -----      --------      --------      ---------

BALANCE,  MARCH 31, 2001                  5,207,000    $ 521      $ 21,179      $(22,093)     $    (393)
                                         ==========    =====      ========      ========      =========

              See Accompanying Notes to Accountant's Review Report

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                  JANUARY 19, 1999
                                                 THREE MONTHS     THREE MONTHS      (INCEPTION)
                                                    ENDED            ENDED            THROUGH
                                                   MARCH 31,        MARCH 31,        MARCH 31,
                                                     2001             2000             2001
                                                   --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Operating loss                                 $ (1,208)        $ (1,396)        $(22,093)
    Increase in accounts payable                        105               50              810
                                                   --------         --------         --------
     NET CASH (USED) BY OPERATING ACTIVITIES         (1,103)          (1,346)         (21,283)

CASH FLOWS FROM INVESTING ACTIVITIES
     NET CASH PROVIDED BY INVESTING ACTIVITIES            0                0                0

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock                                         0                0              521
     Additional paid-in capital                           0                0           21,179
                                                   --------         --------         --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES             0                0           21,700
                                                   --------         --------         --------
    NET (DECREASE)/INCREASE IN CASH                  (1,103)          (1,346)             417

    CASH AT BEGINNING OF PERIOD                       1,520            9,096                0
                                                   --------         --------         --------

    CASH AT END OF PERIOD                          $    417         $  7,750         $    417
                                                   ========         ========         ========

              SEE ACCOMPANYING NOTES TO ACCOUNTANT'S REVIEW REPORT

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2001


NOTE 1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the state of Delaware, as Lummi Development, Inc. The Company has no operations and in accordance with SFAS # 7, the Company is considered a development stage company. The Company is in the business of selling marine safety kits and related marine accessories.

On January 19, 1999, the Company issued 5,000,000 shares of its $ 0.0001 par value common stock for cash of $ 1,000.00.

On April 7, 1999, the Company completed a public offering that was offered without registration under the securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of Securities Act and Regulation D, Rule 504 promulgated thereunder. The Company sold 207,000 shares of common stock at a price of $ 0.10 per share for a total amount raised of $ 20,700.00.

NOTE 2. ACCOUNTING POLICIES AND PROCEDURES

a.   BASIS OF ACCOUNTING

     The Company uses the accrual method of accounting.

b.   BASIC LOSS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 19, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2001


NOTE 2. ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

c.   CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d.   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.  INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock or preferred stock.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital through the sale of its securities through private placements.

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    For the Three Months Ended March 31, 2001


NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns, nor leases any real or personal property. A director provides warehouse and office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for resolution of such conflicts.

NOTE 6. INCOME TAXES

                                             MARCH 31, 2001     MARCH 31, 2000
                                             --------------     --------------
Deferred tax assets:

Net operating loss carryforwards                 $ 1,208            $ 1,396
                                                 -------            -------
Other                                                -0-                -0-

Valuation allowance                               (1,208)            (1,396)
                                                 -------            -------

Net deferred tax assets                          $   -0-            $   -0-
                                                 =======            =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

1999 Net Operating Loss                                             $(12,604)
2000 Net Operating Loss                                               (8,281)
2001 Net Operating Loss (1st. Qtr.)                                   (1,208)
                                                                    --------
Net Operating Loss                                                  $(22,093)
                                                                    ========

As of March 31, 2001, the Company has net operating loss carryforwards of approximately $ 22,093, which will expire through 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMAITON

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2001.

Revenues were -0- for the quarter ending March 31, 2001 and -0- for the same quarter ending 2000.

Operating expenses were $1,208 for the quarter ended March 31, 2001 and $1,396 for the same quarter in 2000.

Total operating expenses since inception (January 19, 1999) through March 31, 2001 are $22,093.

During the three months ended March 31, 2001, management selected a supplier to manufacture nylon bags for the marine safety kits to the specifications required and at a price that was within budgeted amounts. After extensive research, management determined that only one type of bag would be manufactured. Also, an agreement was reached with a local printing firm for decal design and coloring for the nylon bags as well as brochure production for advertising purposes. Kit components were purchased and tested for reliability, and production procedures were streamlined to minimize assembly costs. To date, no sales have been made of the marine safety kits nor have any sales of the company's securities through private placements been made.

RISK FACTORS

1.   LIMITED HISTORY OF OPERATIONS

     The Company was incorporated under the laws of the state of Delaware on January 19, 1999 and has had limited operations to date. Therefore, the Company must be considered in the early development stages of embarking upon a new venture. The Company has had no revenues to date. The Company's business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

     As of March 31, 2001, the Company had working capital of $417 and faces the need for substantial additional working capital in the near future. The capital needs of the company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. THE COMPANY HAS NO SIGNIFICANT HISTORY OF OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE.

The Company expects to incur operating losses for the foreseeable future and if the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as the Company builds an infrastructure to implement its business model. The Company plans to hire additional employees and lease warehouse space as the need arises. In addition, Company plans to significantly increase its operating expenses to:

-    cost of manufacturing marine safety kits;

-    seek suppliers for contents of marine safety kits;

- locating wholesale distributors to sell marine safety kits to wholesale supplier's lines to marinas, boat manufacturers and dealers and to retail outlets, such as sporting goods or other outlets where marine products are sold.

-    develop its web-site for Internet sales of marine safety kits.

Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, the Company's operating losses will be even greater than anticipated.

4. THE PROGRESS AND OVERALL SUCCESS FOR THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTOR OF THE COMPANY.

     The Company's performance and operating results are substantially dependent upon the continued service and performance of its officer and director. The loss of the services of the Company's key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the chances of success and have a negative effect upon the Company's business, financial condition, operating results and cash flow. In addition, the concentrated ownership of the sole officer and director has over the Company, may have a material adverse effect on future business progress. Futhermore, the current officer and director is involved with other employment other than that of the company, which may take time from developing the business of the Company and effect the overall success.

5.   COMPETITION

     The market for the production and distribution of marine safety kits is highly competitive. The Company competes with larger manufacturing companies and recreational boat dealers who provide marine accessories including safety kits to consumers. Our competitors have greater financial, marketing, distribution and technical resources. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our products and their cost effectiveness. There is no assurance that we will be successful in that competition.

6.   LACK OF CASH DIVIDENDS

     The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the company may realize, if any, will be retained to finance the growth of the company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the company, its financial requirements and other factors.

7.   PURCHASE OF INVENTORY; CAPTIAL RESOURCE REQUIREMENTS

     The Company plans to purchase and assemble components of the marine safety kits for distribution. In addition, the Company plans to develop its web-site for Internet sales. Expenses needed to build an infrastructure to implement our business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing which might be available to the Company on favorable terms or if at all and might dilute current shareholders.

8. GROWTH AND ACQUISITION MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES.

     There can be no assurances that the proposed business model will be adequate to support any future operations. In addition, there is a risk that the Company may not be able to expand their operations at the same rate as market demand may be created. If appropriate opportunities present themselves, the Company intends to seek out business opportunities to expand their marine accessories business. The process of integrating and acquiring any business may result in operating difficulties and expenditures, which cannot be anticipated and may absorb significant management attention that would otherwise be available for further development of their existing business. Moreover, the anticipated benefits of any acquisition may be realized. Any future acquisition of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing which might not be available to the Company on favorable terms or at all and might dilute current shareholders. Additionally, the Company may not be able to successfully identify, negotiate or finance future acquisition or to integrate acquisition with the current proposed business.

9.   SHARES SUBJECT O RULE 144

     On March 31, 2001, the Company had 5,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from he issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144.

10.  OTHER NON-PUBLIC SALES OF SECURITIES

     As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. There can be no assurance the company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

11.  NO ASSURANCES OF LIQUIDITY

     There is currently no public market for the Common Shares or any other securities of the company and there can be no assurance that a trading market will develop in the future.

12. WE FACE THE LOSS OF KEY PERSONNEL WHICH COULD ADVERSELY AFFECT PROPOSED OPERATIONS

     The Company's performance is greatly dependent on the performance of our officer and director. The loss of the services of our officer/director could harm our business and have a negative impact on our reputation for expertise in the marine accessory industry.

13.  THE COMPANY IS LARGELY CONTROLED BY MANAGEMENT

     The Company's officer/director currently owns or controls a substantial majority of its outstanding common stock and thereby continues to be able to exercise voting control over the Company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     None.

                                    SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LUMMI DEVELOPMENT, INC.


Date: May 23, 2001                      /s/ Gary Stannell
                                        ----------------------------------------
                                        Gary Stannell
                                        President