Form 10QSB
period 2001-06-30
LUMMI DEVELOPMENT INC
filed 2001-08-14
CIK 1080637

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                        Commission File number 000-32201


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,207,000 shares of Common stock outstanding as of June 30, 2001.

ITEM 1. FINANCIAL STATEMENTS

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                          As of June 30, 2001 and 2000


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                     2001              2000
                                                                   --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     81         $  2,511
                                                                   --------         --------
TOTAL CURRENT ASSETS                                                     81            2,511
                                                                   --------         --------

      TOTAL ASSETS                                                 $     81         $  2,511
                                                                   ========         ========

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                 $    810         $     50
                                                                   --------         --------
TOTAL CURRENT LIABILITIES                                               810               50
                                                                   --------         --------

      TOTAL LIABILITIES                                                 810               50

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized (20,000,000
   shares authorized; none issued and outstanding.)                       0                0
  Common stock $.0001 par value authorized (80,000,000 shares authorized; 5,207,000 shares issued and outstanding at
   June 30, 2001 and 2000, respectively.)                               521              521
  Additional paid-in capital                                         21,179           21,179
  Deficit accumulated during development stage                      (22,429)         (19,239)
                                                                   --------         --------

TOTAL STOCKHOLDERS' EQUITY                                             (729)           2,461
                                                                   --------         --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $     81         $  2,511
                                                                   ========         ========

                             See Accompanying Notes

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                       JANUARY 19, 1999
                                              SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,   (INCEPTION)
                                             --------------------------    ---------------------------     THROUGH
                                                 2001           2000           2001          2000        JUNE 30, 2001
                                             -----------    -----------    -----------    -----------    -------------
REVENUES

    Revenues                                 $         0    $         0    $         0    $         0      $       0
                                             -----------    -----------    -----------    -----------      ---------
TOTAL REVENUES                                         0              0              0              0              0

GENERAL & ADMINISTRATIVE EXPENSES                  1,544          6,635            336          5,239         22,429
                                             -----------    -----------    -----------    -----------      ---------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            1,544          6,635            336          5,239         22,429
                                             -----------    -----------    -----------    -----------      ---------

NET LOSS                                     $    (1,544)   $    (6,635)   $      (336)   $    (5,239)     $ (22,429)
                                             ===========    ===========    ===========    ===========      =========

BASIC LOSS PER SHARE                         $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   5,207,000      5,207,000      5,207,000      5,207,000
                                             ===========    ===========    ===========    ===========

                             See Accompanying Notes

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
             From January 19, 1999 (inception) through June 30, 2001

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                              COMMON     ADDITIONAL      DURING
                                                   COMMON     STOCK       PAID-IN     DEVELOPMENT
                                                   SHARES     AMOUNT      CAPITAL        STAGE          TOTAL
                                                 ----------   ------      -------       --------      ---------
Issued for cash on January 19, 1999               5,000,000    $ 500      $     0       $      0      $     500

Issued from sale of private placement (Note #1)
April 7, 1999                                       207,000       21       21,179              0         21,200

Net loss, January 19, 1999 (inception) to
December 31, 1999                                                                        (12,604)       (12,604)
                                                 ----------    -----      --------      --------      ---------
BALANCE, DECEMBER 31, 1999                        5,207,000      521       21,179        (12,604)         9,096
                                                 ==========    =====      ========      ========      =========
Net loss, January 1, 2000 to December 31, 2000                                            (8,281)        (8,281)
                                                 ----------    -----      --------      --------      ---------
BALANCE, DECEMBER 31, 2000                        5,207,000      521       21,179        (20,885)           815
                                                 ==========    =====      ========      ========      =========
Net loss, January 1, 2001 to June 30, 2001                                                (1,544)        (1,544)
                                                 ----------    -----      --------      --------      ---------

BALANCE, JUNE 30, 2001                            5,207,000    $ 521      $ 21,179      $(22,429)     $    (729)
                                                 ==========    =====      ========      ========      =========

                             See Accompanying Notes

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                             JANUARY 19, 1999
                                                   SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,    (INCEPTION)
                                                  --------------------------    ---------------------------      THROUGH
                                                      2001            2000           2001          2000        JUNE 30, 2001
                                                  -----------     -----------    -----------    -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Operating loss                                   $ (1,544)        $ (6,635)     $   (336)     $ (5,239)        $(22,429)
  Increase in accounts payable                          105               50             0             0              810
                                                   --------         --------      --------      --------         --------
        NET CASH (USED) BY OPERATING ACTIVITIES      (1,439)          (6,585)         (336)       (5,239)         (21,619)

CASH FLOWS FROM INVESTING ACTIVITIES
        NET CASH PROVIDED BY INVESTING ACTIVITIES         0                0             0             0                0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                            0                0             0             0              521
  Additional paid-in capital                              0                0             0             0           21,179
                                                   --------         --------      --------      --------         --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          0                0             0             0           21,700
                                                   --------         --------      --------      --------         --------
NET (DECREASE)/INCREASE IN CASH                      (1,439)          (6,585)         (336)       (5,239)              81

CASH AT BEGINNING OF PERIOD                           1,520            9,096           417         7,750                0
                                                   --------         --------      --------      --------         --------

CASH AT END OF PERIOD                              $     81         $  2,511      $     81      $  2,511         $     81
                                                   ========         ========      ========      ========         ========

                             See Accompanying Notes

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     For the Six Months Ended June 30, 2001


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

NOTE 6.  INCOME TAXES

                                                 June 30,         December 31,
                                                   2001               2000
                                                 -------            -------
     Deferred tax assets:
     Net operating loss carryforwards            $    51            $ 1,242
                                                 -------            -------
     Other                                             0                  0

     Valuation allowance                             (51)            (1,242)
                                                 -------            -------

     Net deferred tax assets                     $     0            $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Loss                     $(12,604)
     2000 Net Operating Loss                       (8,281)
     2001 Net Operating Loss (six months)          (1,544)
                                                 --------
          Net Operating Loss                     $(22,429)
                                                 ========

As of June 30, 2001, the Company has net operating loss carryforwards of approximately $ 22,429, which will expire through 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements, concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2001.

Revenues were $0 for the quarter ending June 30, 2001 and $0 for the same quarter ending 2000.

Operating Expenses were $336 for the quarter ending June 30, 2001 and $5,239 for the same quarter in 2000.

The Company had an operating loss of ($336) for the quarter ending June 30, 2001 and ($5,239) for the same quarter in 2000.

The Company has not generated  revenues  from  operating  activities  during the quarter ending June 30, 2001. During the quarter ending June 30, 2001, management has prepared emergency marine safety kit prototypes to be used for demonstration for marketing sources and product display. Management has contacted various wholesale suppliers for its product line of related marine accessories and has sought wholesale distributors for placement of its marine safety kits in retail outlets. To date, no contractual arrangements have been made with any wholesale supplier or distributor for the Company's product line. The Company has begun its design phase for a web site offering the Company's products of marine safety kits on the Internet. During the quarter ending June 30, 2001, management submitted documentation to World Trade Financial, La Jolla, CA for a 15c2-11 filing with the National Association of Security Dealers for listing on the OTC Electronic Bulletin Board.

The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its product sales of marine safety kits within the next several months. To date, no sales have been made in marine safety kits or related marine accessories nor has the Company been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

As of June 30, 2001, the Company had working capital of ($729) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

The financial statements of the Company were prepared for the quarter ending June 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

As part of the Company's plan to raise additional working capital, the Company my make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REORTS ON FORM 8-K.

     None

                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LUMMI DEVELOPMENT, INC.


Date 08/14/01                      /s/ Gary Stannell
                                   ------------------------------
                                   Gary Stannell
                                   President