Form 10QSB
period 2001-09-30
LUMMI DEVELOPMENT INC
filed 2001-11-20
CIK 1080637

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,207,000 shares of Common stock outstanding as of September 30, 2001.

ITEM 1. FINANCIAL STATEMENTS

                             LUMMI DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                    NINE MONTHS    NINE MONTHS
                                                       ENDED          ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2001          2000
                                                    -------------  -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                $     51       $  1,531
                                                      --------       --------
       TOTAL CURRENT ASSETS                                 51          1,531
                                                      --------       --------

       TOTAL ASSETS                                   $     51       $  1,531
                                                      ========       ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                    $  2,370       $     50
                                                      --------       --------
       TOTAL CURRENT LIABILITIES                         2,370             50
                                                      --------       --------

       TOTAL LIABILITIES                                 2,370             50
                                                      --------       --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
    (20,000,000 shares authorized; none
    issued and outstanding.)                                 0              0
  Common stock $.0001 par value authorized
    (80,000,000 shares authorized; 5,207,000
    shares issued and outstanding as of
    September 30, 2001 and 2000, respectively.)            521            521
  Additional paid-in capital                            21,179         21,179
  Deficit accumulated during development stage         (24,019)       (20,219)
                                                      --------       --------
       TOTAL STOCKHOLDERS' EQUITY                       (2,319)         1,481
                                                      --------       --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $     51       $  1,531
                                                      ========       ========

                        See Notes to Financial Statements

                             LUMMI DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                           JANUARY 19, 1999
                                                 NINE MONTHS    NINE MONTHS   THREE MONTHS   THREE MONTHS    (INCEPTION)
                                                    ENDED          ENDED         ENDED          ENDED          THROUGH
                                                SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                    2001           2000           2001           2000            2001
                                                 -----------    -----------    -----------    -----------     -----------
REVENUES
  Revenues                                       $         0    $         0    $         0    $         0     $         0
                                                 -----------    -----------    -----------    -----------     -----------

     TOTAL REVENUES                                        0              0              0              0               0

GENERAL & ADMINISTRATIVE EXPENSES                      3,134          7,615          1,590            980          24,019
                                                 -----------    -----------    -----------    -----------     -----------

     TOTAL GENERAL & ADMINISTRATIVE EXPENSES           3,134          7,615          1,590            980          24,019
                                                 -----------    -----------    -----------    -----------     -----------

NET LOSS                                         $    (3,134)   $    (7,615)   $    (1,590)   $      (980)    $   (24,019)
                                                 ===========    ===========    ===========    ===========     ===========

BASIC LOSS PER SHARE                             $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                 ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                       5,207,000      5,207,000      5,207,000      5,207,000
                                                 ===========    ===========    ===========    ===========

                        See Notes to Financial Statements

                             LUMMI DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FROM JANUARY 19, 1999 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                                     COMMON       ADDITIONAL      DURING
                                                      COMMON         STOCK         PAID-IN      DEVELOPMENT
                                                      SHARES         AMOUNT        CAPITAL         STAGE           TOTAL
                                                    ----------     ----------     ----------     ----------     ----------
ISSUED FOR CASH ON JANUARY 19, 1999                  5,000,000     $      500     $        0     $        0     $      500
Issued from sale of private placement
 (Note #1) April 7, 1999                               207,000             21         21,179              0         21,200
Net loss, January 19, 1999 (inception)
 to December 31, 1999                                  (12,604)       (12,604)
                                                    ----------     ----------     ----------     ----------     ----------
BALANCE,  DECEMBER 31, 1999                          5,207,000            521         21,179        (12,604)         9,096
                                                    ==========     ==========     ==========     ==========     ==========

Net loss, January 1, 2000 to December 31, 2000          (8,281)        (8,281)
                                                    ----------     ----------     ----------     ----------     ----------
BALANCE,  DECEMBER 31, 2000                          5,207,000            521         21,179        (20,885)           815
                                                    ==========     ==========     ==========     ==========     ==========

Net loss, January 1, 2001 to September 30, 2001         (3,134)        (3,134)
                                                    ----------     ----------     ----------     ----------     ----------
BALANCE, SPETEMBER 30, 2001                          5,207,000     $      521     $   21,179     $  (24,019)    $   (2,319)
                                                    ==========     ==========     ==========     ==========     ==========

                       See Notes to Financial Statements

                             LUMMI DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                 JANUARY 19, 1999
                                                   NINE MONTHS     NINE MONTHS    THREE MONTHS    THREE MONTHS     (INCEPTION)
                                                      ENDED           ENDED           ENDED          ENDED           THROUGH
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2001            2000             2001           2000             2001
                                                    --------        --------         --------       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (3,134)       $ (7,615)        $ (1,590)      $   (980)        $(24,019)
  Increase in accounts payable                         1,665              50            1,560              0            2,370
                                                    --------        --------         --------       --------         --------
       NET CASH (USED) BY OPERATING ACTIVITIES        (1,469)         (7,565)             (30)          (980)         (21,649)
                                                    --------        --------         --------       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY INVESTING ACTIVITIES           0               0                0              0                0
                                                    --------        --------         --------       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                             0               0                0              0              521
  Additional paid-in capital                               0               0                0              0           21,179
                                                    --------        --------         --------       --------         --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES           0               0                0              0           21,700
                                                    --------        --------         --------       --------         --------

NET (DECREASE)/INCREASE IN CASH                       (1,469)         (7,565)             (30)          (980)              51

CASH AT BEGINNING OF PERIOD                            1,520           9,096               81          2,511                0
                                                    --------        --------         --------       --------         --------

CASH AT END OF PERIOD                               $     51        $  1,531         $     51       $  1,531         $     51
                                                    ========        ========         ========       ========         ========

                       See Notes to Financial Statements

                             LUMMI DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the state of Delaware, as Lummi Development, Inc. The Company has limited operations and in accordance with SFAS # 7, the Company is considered a development stage company. The Company is in the business of selling marine safety kits and related marine accessories.

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

                             LUMMI DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


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

                             LUMMI DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


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

NOTE 6.  INCOME TAXES

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2001               2000
                                                 -------------      ------------
     Deferred tax assets:
     Net operating loss carryforwards               $   239           $ 1,242
                                                    -------           -------
     Other                                                0                 0

     Valuation allowance                               (239)           (1,242)
                                                    -------           -------
     Net deferred tax assets                        $     0           $     0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Loss                                     (12,604)
     2000 Net Operating Loss                                      (8,281)
     2001 Net Operating Loss (nine months)                        (3,134)
                                                                --------
     Net Operating Loss                                         $(24,019)
                                                                ========

As of September 30, 2001, the Company has net operating loss carryforwards of approximately $ 24,019, which will expire through 2019.

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

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues were $0 for the quarter ending September 30, 2001 and $0 for the same quarter ending 2000.

Operating Expenses were $1590 for the quarter ending September 30, 2001 and $980 for the same quarter in 2000.

The Company had an operating loss of ($1,590) for the quarter ending September 30, 2001 and ($980) for the same quarter in 2000.

The Company has not generated revenues from operating activities during the quarter ending September 30, 2001. During the quarter ending September 30, 2001, management has contacted various wholesale suppliers for its product line of related marine accessories and has sought wholesale distributors for placement of its marine safety kits in retail outlets. To date, no contractual arrangements have been made with any wholesale supplier or distributor for the Company's product line. The Company has contacted various web site developers for the preparation of a web site offering the Company's products of marine safety kits on the Internet. Various designs are being considered, but thus far, no web site has been constructed. During the quarter ending September 30, 2001, the National Association of Security Dealers approved the company for listing and trading (symbol: LUMI) on the OTC Electronic Bulletin Board and the NQB Pink Sheets.

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

ANALYSIS OF FINANCIAL CONDITION

As of September 30, 2001, the Company had working capital of ($2,319) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

The financial statements of the Company were prepared for the quarter ending September 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

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


                                        LUMMI DEVELOPMENT, INC.


Date 11/19/01                           /s/ Gary Stannell
                                        ----------------------------------------
                                        Gary Stannell
                                        President