Form 10KSB
period 2001-12-31
LUMMI DEVELOPMENT INC
filed 2002-04-15
CIK 1080637

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________

                        Commission file number: 000-32201


                             LUMMI DEVELOPMENT, INC.
                         (Name of Small Business Issuer)

           Delaware                                             95-4735254
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

          5 Husband Place, Coldstream, British Columbia, Canada V1B 2V7
           (Address of Principal Executive Offices including Zip Code)

                                 (250) 503-1592
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. None

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,207,000 common shares

                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Lummi Development, Inc. (the "Company") was incorporated in the State of Delaware on January 19, 1999. Lummi Development, Inc.'s (the "Company", "company", "Our", "our", "We", "we") business plan is to become actively engaged in the business of selling related marine accessories. The Company plans to implement its business strategy by initially manufacturing Marine Safety Kits for sale through wholesale and retail distribution for pleasure boats (including sport fishers, sport sedans, sailboats, motor sailors, speedboats and inflatables).

MISSION

The mission of the Company is to create a profit by selling related marine accessories, beginning with the manufacture of its Marine Safety Kits for sale via wholesale and retail outlets as well as marinas, recreational boat manufacturers and dealers as well as through its own web site on the Internet.

Initially, the Company intends to manufacture Marine Safety Kits for pleasure boats (including sport fisher, sport sedans, sailboats, motor sailboats, speedboats, and inflatables). The marine kits are compact and can be stored for availability in case of an emergency. The container for the safety kits is a bright orange bag, approximately 14 inches by 10 inches, that includes the following: fire extinguisher (marine rated), regular sized flashlight, pack of 2 flares (15 minute duration each), one pair of gloves (light industrial weight), all purpose first aid kit, interchangeable 4-head screwdriver, pliers or adjustable wrench, one absorbent cotton cloth, one package rope (approximately 25 feet in length - 1/4 - 3/8 poly); SOS banner (printed red), and printed descriptive material.

MANUFACTURING

The products incorporated in the marine safety kits can be purchased in large quantities at cost saving levels. The space required to put together the finished safety kits is modest and can be performed in a 500-600 square foot warehouse. Sufficient space is available at present and the decision to expand will be based upon price and logistics. Proximity to courier service location is important for ease of shipping.

The Company has negotiated with a supply company to have the carrying cases made up. A local printing firm was contacted to apply the decal to the carrying case and to print brochures. This allows the purchase of the other items as finished products and an assembly line technique for assembly of the final product.

SALES AND MARKETING

The Company plans to make available the product in several wholesale suppliers' lines, retail outlets, marinas, boat manufacturers and dealers as well as its own web site on the Internet. Any location, which services the marine industry, could potentially be a supplier of this product. It is the Company's plan to focus its marketing efforts to also include participation in trade shows and co-marketing with strategic partners. Management attended a colossal sports and leisure product show in Kelowna, BC and found that no similar emergency kits were being offered.

The Company currently does not operate a web site, but plans to develop one that would include offering the marine safety kits available for sale on the Internet. The Company will develop one type of kit. The Company will offer replacement components for the kits; however, first-time kit sales will make up the majority of the Company's sales.

SUPPLIERS

The Company has selected suppliers of the components of the kit based on best price, product and availability of materials, which comprise the marine safety kits. After the marine safety kits have been assembled, the Company relies on distributing the marine safety kits through wholesale suppliers' lines, to marinas, boat manufacturers and dealers and to retail outlets, such as sporting goods or other outlets where marine products are sold.

GOVERNMENTAL REGULATIONS

The Company is unaware of need for governmental approval for its proposed business plan. The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

The Company is currently not aware of any federal, state or local laws and regulations regulating the Internet at this time, which would materially affect its proposed business activities.

The Company is unaware of any environmental laws (federal, state or local) that will have an effect on its proposed business.

The Company has spent no money over the past two years on research and development.

Currently, the Company has no employees excluding the current officers, Gary Stannell and Trish Alpert. The officers anticipate devoting, at most, 20 hours per month. This is only an estimation and may be increased or decreased depending on unforeseen factors. Though no commercial conflicts are anticipated between the current employers of the officers, director, and the Company no assurance can be given that this will continue.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space to conduct its present business by the director of the Company. In the future, the Company plans to use the offices of the director, at no cost to the Company. Both parties have agreed to continue this arrangement until the Company begins operations and/or generates revenue.

ITEM 3. LEGAL PROCEEDINGS

The party is not a party to, and none of the company's property is subject to, any material pending or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Title of Class                  Number of Record Holders
     --------------                  ------------------------
        Common                                  32

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Annual Report on Form 10KSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the foregoing. For this purpose, any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB and on Form 10QSB.

It is Management's plan to raise additional funds through the sale of equity or to seek additional capital through a sale of securities in private placements..

PLAN OF OPERATION

The Business Plan for the Company over the next year is to initially work the Company toward production and distribution of marine safety kits. The Company plans to order components for the marine safety kits in bulk from wholesale suppliers and produce the finished marine kits for sale. The Company also plans to put in place a marketing plan to make the marine safety kits available in several wholesale outlets established during this period. Also, supply and labor costs have been streamlined during the past year. In order to proceed with the proposed business plan, the Company will need to raise additional capital. Management's plan is to raise additional capital through the sale of its securities in private placements. Also, the Company plans to develop a web site to offer the marine safety kits available for sale on the Internet.

The Company may experience significant volatility in our quarterly results. If, and when, the Company begins operation, there can be no assurance that we will ever report a net income in any period, and we expect that we will report operating losses for the foreseeable future.

Excluding its current officers, the Company has no employees. While the Company plans to hire additional employees and train them, it may be unable to find and hire additional qualified management and professional personnel. The addition of employees will depend on the ability of the company to raise additional capital, which cannot be assured.

Management does not anticipate any product research and development, or the purchase or sale of any significant equipment.

Management has completed the Company's first production prototypes and is preparing a marketing and sales plan.

To further the Company in its goal of producing and marketing marine safety kits, the Company has taken the following actions during the year 2001:

     A)   A supplier was selected for bags to contain the kits.

     B) A verbal agreement was reached with a local printing firm for decal application and brochure production.

     C) Kit components were purchased and tested for reliability. The list of items that would make up the kit was finalized.

     D)   Production procedures were streamlined to minimize assembly costs.

     E)   Kit bags were designed and sketches sent to the manufacturer.

     F) The first sample kits were assembled and are ready for distribution to dealer and marinas.

     G) Warehouse space has been located but is not needed at this point in time.

ANALYSIS OF FINANCIAL CONDITION

COMPARISON OF YEAR ENDING DECEMBER 31, 2001 WITH DECEMBER 31, 2000.

Net sales were $0 for the years ended December 31, 2001 and 2000.

General and Administrative Expenses were $4,011 for 2001 and $8,281 for 2000. The change is not considered indicative of any trend.

Net loss was $$4,011 for 2001 and $8,281 for 2000. The change is not considered indicative of any trend.

The company is still a "Development Stage Company".

The Company had total assets of $121 on December 31, 2001 and $1,520 on December 31, 2000. The decrease in assets was the use of the money in the business.

The Company does not foresee a material increase in operating expenses until such time sufficient capital can be raise and the Company proceeds with its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its current working capital requirements and to support the expenses associated with producing the marine safety kits and developing the web site on the Internet.

Management hopes to raise additional capital within the next twelve months to initiate distribution and operations that include production of the marine safety kits and developing the Company's web site on the Internet. The Company's sole director makes up the current management team. This individual has other obligations and plans to initially devote minimal time to promoting the Company's strategic business plan. If other obligations take priority for the director over that of the Company, it will have a material adverse impact on the progress of the Company. In addition, excluding the shares that were issued to the director at ($.0002 per share), there has been, and are no plans for compensation to be paid to the director until sufficient revenue flow can be generated.

Currently, management has not determined the dollar amount required to adequately initiate its operations and has not determined a minimum or maximum amount it plans to raise. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop, or enhance its business plan or otherwise respond to competitive pressures would be significantly limited, and it may significantly restrict the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A PROFESSIONAL CORPORATION)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                 Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Lummi Development, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheets of Lummi Development, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lummi Development, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Armando C. Ibarra, CPA-APC
-----------------------------------
Armando C. Ibarra, CPA-APC

March 15, 2002
Chula Vista, California

                            LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                              Year Ended         Year Ended
                                                              December 31,       December 31,
                                                                 2001               2000
                                                               --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                         $    121           $  1,520
                                                               --------           --------
TOTAL CURRENT ASSETS                                                121              1,520
                                                               --------           --------

        TOTAL ASSETS                                           $    121           $  1,520
                                                               ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                             $      0           $    705
  Loan Payable                                                    3,317                  0
                                                               --------           --------

TOTAL CURRENT LIABILITIES                                         3,317                705
                                                               --------           --------
        TOTAL LIABILITIES                                         3,317                705

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value 20,000,000
     shares authorized; none issued and outstanding.)                 0                  0
  Common stock, ($.0001 par value 80,000,000
    shares authorized; 5,207,000 shares issued and
    outstanding as of December 31, 2001 and
    2000, respectively.)                                            521                521
  Additional paid-in capital                                     21,179             21,179
  Deficit accumulated during development stage                  (24,896)           (20,885)
                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY                                       (3,196)               815
                                                               --------           --------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $    121           $  1,520
                                                               ========           ========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                    January 19, 1999
                                                 Year Ended         Year Ended        (inception)
                                                   Ended              Ended             through
                                                 December 31,       December 31,      December 31,
                                                    2001               2000              2001
                                                 -----------        -----------       -----------
REVENUES
  Revenues                                      $         0         $         0       $         0
                                                -----------         -----------       -----------

TOTAL REVENUES                                            0                   0                 0

GENERAL & ADMINISTRATIVE EXPENSES                     4,011               8,281            24,896
                                                -----------         -----------       -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES               4,011               8,281            24,896
                                                -----------         -----------       -----------

NET LOSS                                        $    (4,011)        $    (8,281)      $   (24,896)
                                                ===========         ===========       ===========

BASIC LOSS PER SHARE                            $     (0.00)        $     (0.00)
                                                ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                      5,207,000           5,207,000
                                                ===========         ===========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                     Statement of Stockholders' Equity From
             January 19, 1999 (inception) through December 31, 2001
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                         Common      Additional       During
                                             Common       Stock       Paid-in       Development
                                             Shares      Amount       Capital          Stage         Total
                                             ------      ------       -------          -----         -----
Issued for cash on January 19, 1999         5,000,000     $ 500       $     0        $      0       $    500

Issued from sale of private placement
(Note #1) April 7,1 1999                      207,000        21        21,179               0         21,200

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                  (12,604)       (12,604)
                                           ---------     ------      --------       ---------       --------
BALANCE,  DECEMBER 31, 1999                 5,207,000       521        21,179         (12,604)         9,096
                                           =========     ======      ========       =========       ========
Net loss, January 1, 2000 to
December 31, 2000                                                                      (8,281)        (8,281)
                                           ---------     ------      --------       ---------       --------
BALANCE,  DECEMBER 31, 2000                 5,207,000       521        21,179         (20,885)           815
                                           =========     ======      ========       =========       ========
Net loss, January 1, 2001 to
December 31, 2001                                                                      (4,011)        (4,011)
                                           ---------     ------      --------       ---------       --------
BALANCE,  DECEMBER 31, 2001                 5,207,000     $ 521       $21,179        $(24,896)      $ (3,196)
                                           =========     ======      ========       =========       ========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                       January 19, 1999
                                                        Year Ended       Year Ended      (inception)
                                                          Ended            Ended           through
                                                        December 31,     December 31,    December 31,
                                                           2001             2000            2001
                                                        -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (4,011)        $ (8,281)       $(24,896)
  Increase / (decrease) in accounts payable                 (705)             705               0
  Increase in loan payable                                 3,317                0           3,317
                                                        --------         --------        --------

        NET CASH (USED) BY OPERATING ACTIVITIES           (1,399)          (7,576)        (21,579)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY INVESTING ACTIVITIES              0                0               0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                 0                0             521
  Additional paid-in capital                                   0                0          21,179
                                                        --------         --------        --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES              0                0          21,700
                                                        --------         --------        --------

NET (DECREASE) / INCREASE IN CASH                         (1,399)          (7,576)            121

CASH AT BEGINNING OF YEAR                                  1,520            9,096               0
                                                        --------         --------        --------

CASH AT END OF YEAR                                     $    121         $  1,520        $    121
                                                        ========         ========        ========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the Year Ended December 31, 2001


NOTE 1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the state of Delaware, as Lummi Development, Inc. The Company has limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is in the business of selling marine safety kits and related marine accessories.

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

NOTE 2. ACCOUNTING POLICIES AND PROCEDURES

A. BASIS OF ACCOUNTING

The Company uses the accrual method of accounting. The Company has adopted a fiscal year of December 31.

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

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the Year Ended December 31, 2001


NOTE 2. ACCOUNTING POLICIES AND PROCEDURES (CONTINUED)

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

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      For the Year Ended December 31, 2001


NOTE 6. INCOME TAXES

                                         December 31, 2001     December 31, 2000
                                         -----------------     -----------------
     Deferred tax assets:
     Net operating loss carryforwards        $ 3,734                $ 3,133
                                             -------                -------
     Other                                         0                      0

     Valuation allowance                      (3,734)                (3,133)
                                             -------                -------

     Net deferred tax assets                 $     0                $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Loss                 $(12,604)
     2000 Net Operating Loss                   (8,281)
     2001 Net Operating Loss                   (4,011)
                                             --------
     Net Operating Loss                      $(24,896)
                                             ========

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $ 24,896, which will expire 20 years from the date the loss was incurred.

ITEM 8. CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company's previous auditor Barry L. Friedman, died on January 27, 2001. The Company has hired Armando Ibarra, CPA to be the Company's new auditor.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     A. The Director and Officer of the Company, whose term will expire one year from his election, or at such a time as his successor shall be elected and qualified is as follows:

Name and Address                     Position                       Date Elected
----------------                     --------                       ------------
Gary Stannell                    President, Secretary,                 9/25/00
5 Husband Place                  Treasurer, Director
Coldstream, BC Canada

Resume of the Director and Officer of the Company are:

Gary Stannell, has been president and a director of the Company since September 25, 2000. Since 1995, Mr. Stannell has been President and CEO of Stannell Petroleum Ltd. Between 1993 and 1995, Autogas Propane Ltd employed Mr. Stannell. And was in charge of merchandising and supply of products for the Province of British Columbia, Canada

ITEM 10. EXECUTIVE COMPENSATION

The Officer of the Company has received no compensation, including no bonus or incentive plans - stock, cash, or otherwise. The Company plans to begin compensating the officer only at such time the Company is generating sufficient revenues. Presently, the Company has not established any dates or other requirements for the officer to begin receiving compensation. If, and when, the time is deemed appropriate for the officer to receive compensation, the matter will be brought before the Board of Directors to vote.

COMPENSATION OF DIRECTORS

During the most recently completed financial year ended December 31, 2001, there was no compensation paid, by the Company to its director for services as a director. There are no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the Director that has been granted for his services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the Common Stock ownership as of December 31, 2001, of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of December 31, 2001, there were 5,207,000 common shares outstanding.

Name and address of           Amount and Nature of
 Beneficial Owner               Beneficial Owner               Percent Ownership
 ----------------               ----------------               -----------------
Gary Stannell                      5,000,000                           96%
5 Husband Place
Coldstream, BC Canada

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 19, 1999, the Company issued 5,000,000 common shares to Mr. Jack Upton, a former officer and director of the Company, in consideration for $1,000 or $0.0002 per share. Mr. Upton resigned his position as officer and director of the Company on September 25, 2000. On November 2, 2000, in a private transaction, Mr. Upton sold 5,000,000 common shares to Mr. Stannell, a current officer and director of the Company in consideration of $1,000 or $0.0002 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     3(i)   Articles of Incorporation*
      (ii)  By-laws*
     23.    Consent of Armando Ibarra CPA

----------
* Incorporated by reference to filing 10SB12G filed February 5, 2001.

(b) Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LUMMI DEVELOPMENT INC,


                                             /s/ Gary Stannell
                                             ----------------------------
DATE: 4/2/02                                 Gary Stannell