Form 10QSB
period 2002-03-31
LUMMI DEVELOPMENT INC
filed 2002-05-14
CIK 1080637

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                        Commission File Number 000-32201


                             Lummi Development, Inc.
                 (Name of Small Business Issuer in its Charter)


                 5 Husband Place, Coldstream, BC V1B 2V7 Canada
           (Address of Principal Executive Offices including Zip Code)


                                 (250) 503-1592
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,207,000 shares of Common stock outstanding as of March 31, 2002.

ITEM 1. FINANCIAL STATEMENTS

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                           Three Months
                                                              Ended            Year Ended
                                                             March 31,         December 31,
                                                               2002               2001
                                                             --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                       $     --           $     --

TOTAL CURRENT ASSETS                                               --                 --
                                                             --------           --------

      TOTAL ASSETS                                           $     --           $     --
                                                             ========           ========


                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan Payable                                               $  3,317           $  3,317
                                                             --------           --------

TOTAL CURRENT LIABILITIES                                       3,317              3,317
                                                             --------           --------

      TOTAL LIABILITIES                                         3,317              3,317

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value 20,000,000
   shares authorized; none issued and outstanding.)                --                 --
  Common stock, ($.0001 par value 80,000,000
   shares authorized; 5,207,000 shares issued and
   outstanding as of March 31, 2002 and
   December 31, 2001, respectively)                               521                521
  Additional paid-in capital                                   21,179             21,179
  Deficit accumulated during development stage                (24,926)           (24,896)
                                                             --------           --------
TOTAL STOCKHOLDERS' EQUITY                                     (3,226)            (3,196)
                                                             --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $     91           $    121
                                                             ========           ========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                             Statement of Operations

--------------------------------------------------------------------------------

                                                                                 January 19, 1999
                                             Three Months       Three Months       (inception)
                                                Ended              Ended            through
                                               March 31,          March 31,         March 31,
                                                 2002               2001              2002
                                              -----------       -----------       -----------
REVENUES
  Revenues                                    $        --       $        --       $        --
                                              -----------       -----------       -----------

TOTAL REVENUES                                         --                --                --

GENERAL & ADMINISTRATIVE EXPENSES                      30             1,208            24,926
                                              -----------       -----------       -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES                30             1,208            24,926
                                              -----------       -----------       -----------

NET LOSS                                      $       (30)      $    (1,208)      $   (24,926)
                                              ===========       ===========       ===========

BASIC LOSS PER SHARE                          $     (0.00)      $     (0.00)
                                              ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                    5,207,000         5,207,000
                                              ===========       ===========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
            From January 19, 1999 (inception) through March 31, 2002

--------------------------------------------------------------------------------

                                                                                   Deficit
                                                                                  Accumulated
                                                         Common    Additional       During
                                             Common      Stock      Paid-in      Development
                                             Shares      Amount     Capital         Stage         Total
                                             ------      ------     -------         -----         -----
Issued for cash on January 19, 1999        5,000,000       500           --              --           500

Issued from sale of private placement
(Note #1) April 7, 1999                      207,000        21       21,179              --        21,200

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                (12,604)      (12,604)
                                           ---------      ----      -------        --------      --------
BALANCE,  DECEMBER 31, 1999                5,207,000       521       21,179         (12,604)        9,096
                                           =========      ====      =======        ========      ========
Net loss, January 1, 2000 to
December 31, 2000                                                                    (8,281)       (8,281)
                                           ---------      ----      -------        --------      --------
BALANCE,  DECEMBER 31, 2000                5,207,000       521       21,179         (20,885)          815
                                           =========      ====      =======        ========      ========
Net loss, January 1, 2001 to
December 31, 2001                                                                    (4,011)       (4,011)
                                           ---------      ----      -------        --------      --------
BALANCE,  DECEMBER 31, 2001                5,207,000       521       21,179         (24,896)       (3,196)
                                           =========      ====      =======        ========      ========
Net loss, January 1, 2002 to
March 31, 2002                                                                          (30)          (30)
                                           ---------      ----      -------        --------      --------
BALANCE,  MARCH 31, 2002                   5,207,000      $521      $21,179        $(24,926)     $ (3,226)
                                           =========      ====      =======        ========      ========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                       January 19, 1999
                                                      Three Months      Three Months      (inception)
                                                         Ended             Ended            through
                                                       March 31,         March 31,         March 31,
                                                          2002              2001             2002
                                                        --------          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $    (30)         $ (1,208)         $(24,926)
  Increase in accounts payable                                --               105                --
  Increase in loan payable                                    --                --             3,317
                                                        --------          --------          --------
       NET CASH (USED) BY OPERATING ACTIVITIES               (30)           (1,103)          (21,609)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY INVESTING ACTIVITIES              --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                --                --               521
  Additional paid-in capital                                  --                --            21,179
                                                        --------          --------          --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES              --                --            21,700
                                                        --------          --------          --------

NET (DECREASE) / INCREASE IN CASH                            (30)           (1,103)               91

CASH AT BEGINNING OF PERIOD                                  121             1,520                --
                                                        --------          --------          --------

CASH AT END OF PERIOD                                   $     91          $    417          $     91
                                                        ========          ========          ========

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2002


NOTE 1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the state of Delaware, as Lummi Development, Inc. The Company has limited operations and in accordance with SFAS # 7, the Company is considered a development stage company. The Company is in the business of selling marine safety kits and related marine accessories.

On January 19, 1999, the Company issued 5,000,000 shares of its $0.0001 par value common stock for cash of $500.00.

On April 7, 1999, the Company completed a public offering that was offered without registration under the securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of Securities Act and Regulation D, Rule 504 promulgated thereunder. The Company sold 207,000 shares of common stock at a price of $0.10 per share for a total amount raised of $21,200.00.

NOTE 2. ACCOUNTING POLICIES AND PROCEDURES

a. BASIS OF ACCOUNTING

The Company uses the accrual method of accounting. The Company has adopted a December 31, year end.

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

NOTE 6. INCOME TAXES

                                          MARCH 31, 2002       DECEMBER 31, 2001
                                          --------------       -----------------
     Deferred tax assets:

     Net operating loss carryforwards        $ 3,739               $ 3,734
     Other                                         0                     0
                                             -------               -------

     Gross deferred tax assets                 3,739                 3,734

     Valuation allowance                      (3,739)               (3,734)
                                             -------               -------

     Net deferred tax assets                 $     0               $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Loss                                       (12,604)
     2000 Net Operating Loss                                        (8,281)
     2001 Net Operating Loss                                        (4,011)
     2002 Net Operating Loss (1st. Qtr.)                               (30)
                                                                  --------
     Net Operating Loss                                           $(24,926)
                                                                  ========

As of March 31, 2002, the Company has net operating loss carryforwards of approximately $ 24,926, which will expire 20 years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

     Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2002.

     Revenues were -0- for the quarter ending March 31, 2002 and -0- for the same quarter ending 2001.

     Operating expenses were $30 for the quarter ended March 31, 2002 and $1,208 for the same quarter in 2001.

     Total operating expenses since inception (January 19, 1999) through March 31, 2002 are $24,926.

     During the three months ended March 31, 2002, management has contacted several prospects in the hopes of finding a part-time employee to assemble the marine safety kits. Management has researched and contacted web designers to obtain costs to create and maintain a website for the marine safety kits to be sold at wholesale and retail levels.

     The Company has not generated revenues from operating activities during the quarter ending March 31, 2002. During the quarter ending March 31, 2002, management has been in the design phase for a web site to sell the marine safety kits to consumers and businesses.

     The Company has also completed work toward preparing samples of the marine safety kits. The Company has continued to contact various wholesale distributors to contract for the company the contents of the marine safety kits. To date, no contractual arrangements with any wholesale distributors have been made.

     The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its sales in marine safety kits within the next several months. To date, no sales have been made nor has the Company been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

     As of March 31, 2002, the Company had working capital of $(30) and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending March 31, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

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

     None

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LUMMI DEVELOPMENT, INC.


Date: May 13, 2002                      /s/ Gary Stannell
                                        -----------------------
                                        Gary Stannell
                                        President