Form 10QSB
period 2002-06-30
LUMMI DEVELOPMENT INC
filed 2002-08-08
CIK 1080637

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,254,370 shares of Common stock outstanding as of June 30, 2002.

ITEM 1. FINANCIAL STATEMENTS

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                                 Balance Sheets

--------------------------------------------------------------------------------

                                                                   Six Months
                                                                     Ended            Year Ended
                                                                    June 30,         December 31,
                                                                     2002               2001
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     11           $    121
                                                                   --------           --------

TOTAL CURRENT ASSETS                                                     11                121
                                                                   --------           --------

      TOTAL ASSETS                                                 $     11           $    121
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loans payable                                                    $     --           $  3,317
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                                --              3,317
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --              3,317

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value 20,000,000
   shares authorized; none issued and outstanding.)                      --                 --
  Common stock, ($.0001 par value 80,000,000
   shares authorized; 5,254,370 and 5,207,000 shares
   issued and outstanding as of June 30, 2002 and
   December 31, 2001, respectively.)                                    526                521
  Paid-in capital                                                    25,911             21,179
  Deficit accumulated during development stage                      (26,426)           (24,896)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                               11             (3,196)
                                                                   --------           --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $     11           $    121
                                                                   ========           ========

                        See Notes to Financial Statements

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                             Statement of Operations

--------------------------------------------------------------------------------

                                                                                                      January 19, 1999
                                            Six Months     Six Months    Three Months   Three Months     (inception)
                                              Ended          Ended          Ended           Ended          through
                                             June 30,       June 30,       June 30,       June 30,        June 30,
                                              2002           2001           2002            2001            2002
                                          -----------     -----------     -----------     -----------    -----------
REVENUES
  Revenues                                $        --     $        --     $        --     $        --    $        --
                                          -----------     -----------     -----------     -----------    -----------

TOTAL REVENUES                                     --              --              --              --             --

GENERAL & ADMINISTRATIVE EXPENSES               1,530           1,544           1,500             336         26,426
                                          -----------     -----------     -----------     -----------    -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES         1,530           1,544           1,500             336         26,426
                                          -----------     -----------     -----------     -----------    -----------

NET LOSS                                  $    (1,530)    $    (1,544)    $    (1,500)    $      (336)   $   (26,426)
                                          ===========     ===========     ===========     ===========    ===========

BASIC LOSS PER SHARE                      $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                          ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  5,207,262       5,207,000       5,207,521       5,207,000
                                          ===========     ===========     ===========     ===========

                        See Notes to Financial Statements

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
            From January 19, 1999 (inception) through June 30, 2002

--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                        Accumulated
                                                            Common        Additional      During
                                             Common         Stock          Paid-in      Development
                                             Shares         Amount         Capital         Stage           Total
                                            ---------      ---------      ---------      ---------       ---------
Issued for cash on January 19, 1999         5,000,000      $     500      $     500      $      --       $   1,000

Issued from sale of private placement
(Note #1) April 7,1 1999                      207,000             21         20,679             --          20,700

Net loss, January 19, 1999 (inception)
to December 31, 1999                                                                       (12,604)        (12,604)
                                            ---------      ---------      ---------      ---------       ---------

BALANCE,  DECEMBER 31, 1999                 5,207,000            521         21,179        (12,604)          9,096
                                            =========      =========      =========      =========       =========

Net loss, January 1, 2000 to
December 31, 2000                                                                           (8,281)         (8,281)
                                            ---------      ---------      ---------      ---------       ---------

BALANCE,  DECEMBER 31, 2000                 5,207,000            521         21,179        (20,885)            815
                                            =========      =========      =========      =========       =========
Net loss, January 1, 2001 to
December 31, 2001                                                                           (4,011)         (4,011)
                                            ---------      ---------      ---------      ---------       ---------

BALANCE,  DECEMBER 31, 2001                 5,207,000            521         21,179        (24,896)         (3,196)
                                            =========      =========      =========      =========       =========
Issued to cover  loans payable on
June 30, 2002 @ .10 per share                  47,370              5          4,732                          4,737

Net loss, January 1, 2002 to
June 30, 2002                                                                               (1,530)         (1,530)
                                            ---------      ---------      ---------      ---------       ---------

BALANCE, JUNE 30, 2002                      5,254,370      $     526      $  25,911      $ (26,426)      $      11
                                            =========      =========      =========      =========       =========

                        See Notes to Financial Statements

                             LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 19, 1999
                                             Six Months     Six Months   Three Months   Three Months    (inception)
                                               Ended          Ended         Ended          Ended         through
                                              June 30,       June 30,      June 30,       June 30,       June 30,
                                               2002           2001          2002           2001            2002
                                             --------       --------      --------       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $ (1,530)      $ (1,544)      $ (1,500)      $   (336)       $(26,426)
  Increase (decrease) in accounts payable          --            105             --             --              --
  Increase (decrease) in loans payable         (3,317)            --         (3,317)            --              --
                                             --------       --------       --------       --------        --------
     NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES                               (4,847)        (1,439)        (4,817)          (336)        (26,426)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                                   --             --             --             --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                      5             --              5             --             526
  Additional paid-in capital                    4,732             --          4,732             --          25,911
                                             --------       --------       --------       --------        --------

     NET CASH PROVIDED (USED) BY FINANCING
      ACTIVITIES                                4,737             --          4,737             --          26,437
                                             --------       --------       --------       --------        --------

NET INCREASE (DECREASE) IN CASH                  (110)        (1,439)           (80)          (336)             11

CASH AT BEGINNING OF PERIOD                       121          1,520             91            417              --
                                             --------       --------       --------       --------        --------

CASH AT END OF PERIOD                        $     11       $     81       $     11       $     81        $     11
                                             ========       ========       ========       ========        ========

                    See Notes to Financial Statements

                            LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002


NOTE 1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized January 19, 1999, under the laws of the state of Delaware, as Lummi Development, Inc. The Company has limited operations and in accordance with SFAS # 7, the Company is considered a development stage company. The Company is in the business of selling marine safety kits and related marine accessories.

On January 19, 1999, the Company issued 5,000,000 shares of its $0.0001 par value common stock for cash of $1,000.00.

On April 7, 1999, the Company completed a public offering that was offered without registration under the securities Act of 1933, as amended (The "Act"), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of Securities Act and Regulation D, Rule 504 promulgated thereunder. The Company sold 207,000 shares of common stock at a price of $0.10 per share for a total amount raised of $20,700.00.

On June 30, 2002, the Company issued 47,370 shares of its $0.0001 par value common stock to cover its loans payable of $4,737.00.

As of June 30, 2002 the Company had 5,254,370 shares of common stock outstanding.

NOTE 2. ACCOUNTING POLICIES AND PROCEDURES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a June 30, year-end.

B. USE OF ESTIMATES

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

                            LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

D. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

E. BASIC EARNINGS PER SHARE

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

                            LUMMI DEVELOPMENT, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002

NOTE 5. INCOME TAXES

                                                   June 30,      December 31,
                                                     2002           2001
                                                   -------         -------
     Deferred tax assets:

     Net operating tax carryforward                $ 3,964         $ 3,734
     Other                                               0               0
                                                   -------         -------

     Gross deferred tax assets                       3,964           3,734

     Valuation allowance                            (3,964)         (3,734)
                                                   -------         -------

     Net deferred tax assets                       $     0         $     0
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

NOTE 6.  SCHEDULE OF NET OPERATING LOSSES

          1999 Net Operating Loss                                $ (12,604)
          2000 Net Operating Loss                                   (8,281)
          2001 Net Operating Loss                                   (4,011)
          2002 Net Operating Loss  (2nd. Qtr.)                      (1,530)
                                                                 ---------
          Net Operating Loss                                     $ (26,426)
                                                                 =========

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $26,426, which will expire 20 years from the date the loss was incurred.

NOTE 7. RELATED PARTY TRANSACTION

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

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED June 30, 2002.

     Revenues were -0- for the quarter ending June 30, 2002 and -0- for the same quarter ending 2001.

     Operating expenses were $1,500 for the quarter ended June 30, 2002 and $336 for the same quarter in 2001.

     Total operating expenses since inception (January 19, 1999) through June 30, 2002 are $26,426.

     During the three months ended June 30, 2002, further market research was performed and it was determined that the company would need a cash injection in order to begin manufacturing the Safety Kits for sale to boat manufacturers and retail outlets. Due to the severity of the economic downturn in both the United States and Western Canada, it is felt that this is not a good time to begin raising monies at this time.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

     As of June 30, 2002, the Company had working capital of $11 and faces the need for substantial additional working capital in the near future. The capital needs of the company are greater than currently anticipated, and due to the severity of the economic downturn in both the United States and Western Canada, it is felt that this is not a good time to begin raising monies at this time. No assurance can be given that the company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. THE COMPANY HAS NO SIGNIFICANT HISTORY OF OPERATIONS AND EXPECTS OPERATING LOSSES IN THE FORESEEABLE FUTURE.

     The Company expects to incur operating losses for the foreseeable future and if the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as the Company builds an infrastructure to implement its business model. The economic downturn appears to be worsening, and it may take until the fall of 2002 before any stabilization or potential upturn in the economy can be expected. It is felt that it would not be prudent at this time to go into production. Mr. Stannell however performed market research and found that the Safety Kits still have considerable potential in the wholesale and retail markets.

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

4. THE PROGRESS AND OVERALL SUCCESS FOR THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTOR OF THE COMPANY.

     The Company's performance and operating results are substantially dependent upon the continued service and performance of its officer and director. The loss of the services of the Company's key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the chances of success and have a negative effect upon the Company's business, financial condition, operating results and cash flow. In addition, the concentrated ownership of the sole officer and director has over the Company, may have a material adverse effect on future business progress. Furthermore, the current officer and director is involved with other employment other than that of the company, which may take time from developing the business of the Company and effect the overall success.

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

7. PURCHASE OF INVENTORY; CAPITAL RESOURCE REQUIREMENTS

     The economic downturn appears to be worsening, and it may take until the fall of 2002 before any stabilization or potential upturn in the economy can be expected. It is felt that it would not be prudent at this time to go into production. Mr. Stannell however performed market research and found that the Safety Kits still have considerable potential in the wholesale and retail markets.

     Safety Kits were shown to a large wholesaler in Vernon, British Columbia, and considerable interest was shown in the product. Mr. Stannell felt that it would be necessary to again determine if components of the Marine Safety Kit could be purchased at lesser cost to the company. Mr. Stannell will re-price out the component cost in the next quarter. The economic downturn has yet to abate, and it is felt that it would not be prudent to proceed with any plans for production at this time. The Company plans to purchase and assemble components of the marine safety kits for distribution. In addition, the Company has developed its web-site for Internet sales. Expenses needed to build an infrastructure to implement our business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing which might be available to the Company on favorable terms or if at all and might dilute current shareholders.

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

9. SHARES SUBJECT TO RULE 144

     On June 30, 2002, the Company had 5,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

                                    PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     Additional securities were issued in exchange for equity financing in the amount of 47,370 common shares at a price of $.10 per share.

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

                                  LUMMI DEVELOPMENT, INC.


Date: August 6, 2002              /s/ Gary Stannell
                                  ------------------------------------
                                  Gary Stannell
                                  President