Form 10QSB
period 2002-09-30
LUMMI DEVELOPMENT INC
filed 2002-11-14
CIK 1080637

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002

Commission File Number: 000-32201

Lummi Development, Inc. (Exact Name of Registrant as specified in its charter

Delaware	95-4735254

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3480 Preston Ridge Road, Suite 500, Alpharetta, GA	30005

Address of Principal executive offices of Incorporation or organization	Zip Code

770-343-8196 Registrants telephone number, including area code

5 Husband Place, Coldstream, BC V1B 2V7 Canada (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

YES [X]	NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practical date.

CLASS	No. of shares Outstanding on November 13, 2002

Common Stock Par Value $.0001 Per share	25,042,400

LUMMI DEVELOPMENT, INC.

Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001.	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and cumulative from inception on January 19, 1999 through September 30, 2002 (unaudited)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and cumulative from inception on January 19, 1999 through September 30, 2002 (unaudited)	6

	Statement of Changes in Stockholders’ equity for the period from inception on January 19, 1999 through September 30, 2002 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Plan of Operation	8

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Changes in Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K	12

LUMMI DEVELOPMENT, INC.
( a Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	DECEMBER 31,
	2002	2001
	(unaudited)
ASSETS
TOTAL CURRENT ASSETS-Cash	$11	$121

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Loan payable		$3,317

Total Current Liabilities	—	3,317

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 20,000,000
shares authorized, none issued or outstanding	—	—
Common stock, par value $.0001, 80,000,000 shares authorized, 5,254,370 and 5,207,000 shares issued and outstanding	526	521
Paid-in capital	27,411	21,179
(Deficit) accumulated during the development stage	(27,926)	(24,896)

Total Stockholders’ Equity (Deficit)	11	(3,196)

	$11	$121

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LUMMI DEVELOPMENT, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					January 19,
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		to
	September 30,		September 30,		September 30,

	2002	2001	2002	2001	2002

REVENUE	$—	$—	$—	$—	$—

EXPENSES:
General and administrative	1,500	1,590	3,030	3,134	27,927

Total Expenses	1,500	1,590	3,030	3,134	27,927

NET (LOSS)	$(1,500)	$(1,590)	$(3,030)	$(3,134)	$(27,927)

NET (LOSS) PER COMMON SHARE-BASIC	*	*	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,254,370	5,207,000	5,228,053	5,207,000

*	Less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LUMMI DEVELOPMENT, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			January 19,
			1999
			(Inception)
	For the Nine Months Ended		to
	September 30,		September 30,

	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from operations	$(3,030)	$(3,134)	$(27,926)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Contributed capital	1,500		1,500
Changes in:
Accounts payable	1,420	1,665	4,737

Net Cash (Used) by Operating Activities	(110)	(1,469)	(21,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock			21,700

Net Cash From Financing Activities	—	—	21,700

NET INCREASE IN CASH	(110)	(1,469)	11
CASH, beginning of period	121	1,520	—

CASH, end of period	$11	$51	$11

Supplementary non-cash activities
Common stock issued for loans payable	$4,737		$4,737

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LUMMI DEVELOPMENT, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				(Deficit)
				Accumulated
	Common Stock			During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total

(audited)
Balances, at inception		$—	$—	$—	$—
Proceeds from sale of common stock at $.001 per share
January 19, 1999	5,000,000	500	500		$1,000
Shares issued in a private placement on April 7, 1999 at $.10 per share	207,000	21	20,679		$20,700
Net (loss) for the period				(12,604)	$(12,604)

Balances, December 31, 1999	5,207,000	521	21,179	(12,604)	9,096
Net (loss) for the year				(8,281)	$(8,281)

Balances, December 31, 2000	5,207,000	521	21,179	(20,885)	815
Net (loss) for the year				(4,011)	$(4,011)

Balances, December 31, 2001	5,207,000	521	21,179	(24,896)	(3,196)
Shares issued for loans payable June 30, 2002 @ $.10 per share	47,370	5	4,732		4,737
Contributed capital			1,500		1,500
Net (loss) for the nine months				(3,030)	(3,030)

Balances, September 30, 2001 (unaudited)	5,254,370	$526	$27,411	$(27,926)	$11

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note  1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001 have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2001.

Note  2.   STOCK EXCHANGE TRANSACTION

     As of September 30, 2002, the Company was negotiating with the management of Signature Horizons, Inc., a Georgia corporation (“Signature”), to exchange all of the outstanding common stock of Signature for newly issued shares of the Company’s common stock to effect a recapitalization of Signature, which will be considered the accounting acquirer. The share exchange was effectuated in October 2002, whereby Signature became the legal subsidiary of the Company; however, for accounting purposes, the financial statements as of the date of the share exchange transaction will be those of Signature, at historical cost, consolidated with the Company using the Company’s fair value for any of its assets and liabilities then in existence. The Company has filed a Form 8-K with the Securities and Exchange Commission reporting the share exchange and will be required to file a Form 8-KA within 75 days of the definitive share exchange agreement containing the appropriate financial statements for the Company and Signature.

     ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CERTAIN FORWARD-LOOKING INFORMATION

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the company’s expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the company’s most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED September 30, 2002.

     Revenues were -0- for the quarter ending September 30, 2002 and -0- for the same quarter ending 2001.

     Operating expenses were $1,500 for the quarter ended September 30, 2002 and $1,590 for the same quarter in 2001.

     Total operating expenses since inception (January 19, 1999) through September 30, 2002 are $27,927.

     During the three months ended September 30, 2002, the Company commenced discussions with various parties concerning the acquisition by the Company of an existing business enterprise.

PLAN OF OPERATION

     The Company plans to pursue the acquisition of additional properties and companies considered integral to its present business plan.

CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Ronald A. Potts, Chief Executive Officer and President and Peggy A. Evans, Chief Financial Officer, reviewed and participated in this evaluation. Base on this evaluation, Mr. Potts and Ms. Evans concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

     (b)  Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies an material weakness.

RISK FACTORS

Signature is a development stage company and has had no significant operating history.

     Signature was founded on November 16, 1999, and to date has not had any revenue producing operations on which you can evaluate its potential for future success.

     To date, it has conducted a private offering of its securities, entered into purchase and sale agreements concerning various real property located in Oklahoma, North Carolina, Tennessee and a resort island in the Western Caribbean, and purchased undeveloped property located in Arizona, California, South Dakota, Wisconsin and Wyoming. As an early-stage company, it is subject to all risks, expenses, and uncertainties frequently encountered by new companies. Any unanticipated expenses, problems, or difficulties may result in material delays in implementing its business plan.

To date, we have not filed an amendment to or current report on 8-K discussing the transaction with Signature, which will include Signature’s financial statements and pro forma financial information.

On October 31, 2002, we filed a current report on 8-K with the Securities and Exchange Commission discussing our Share Exchange Agreement with Signature. Pursuant to Item 7 of Form 8-K, we are required to file financial statements for Signature and pro forma financial information showing the effects of the Signature share exchange in an amendment to the Form 8-K. The amendment is due 75 days from the date of the share exchange and we expect to file the amendment prior to such time.

Signature’s business plan includes the acquisition of real property and/or businesses which may disrupt its day-to-day operations.

Signature’s business plan includes future acquisitions or investments in real property, other companies, facilities or technologies. Signature may not realize the anticipated benefits of any acquisition or investment. If it makes any acquisitions, it will be required to assimilate the operations, products and personnel of the acquired businesses and to train, retain and motivate key personnel from the acquired businesses. Similarly, acquisitions may cause disruptions in its operations and divert its management’s attention from day-to-day operations, which could impair its relationships with its employees, customers and strategic partners. In addition, its profitability may suffer because of acquisition-related costs, amortization costs for certain intangible assets, and impairment losses related to goodwill.

Signature may be unable to raise additional funding to pursue its strategies which may harm its business.

     Signature anticipates the need for additional capital as its pursues its business strategy. Signature intends to raise additional capital through a combination of the new debt issuances and equity sales (from private as well as public sources), and traditional acquisition and development loans potentially utilizing any largely unencumbered properties as collateral for such loans. Implementation of its strategy and its business plans is contingent upon the availability of such funding sources. No assurance can be given that Signature will be able to raise additional capital, at terms that are acceptable to it, or at all, in order to fund its operations as set forth above.

Signature’s real estate investments are relatively illiquid.

     Because real estate investments are relatively illiquid, Signature’s ability to vary its portfolio promptly in response to economic or other conditions will be limited. The foregoing may impede its ability to respond to adverse changes in the performance of its investments and could have an adverse effect on its financial condition and results of operations.

Development and construction risks could impact Signature’s performance.

     Signature expects to begin to develop real estate properties to enhance the value of its portfolio within the next twelve months. Signature may be unable to obtain, or may face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs. Signature may also incur construction costs on a project that exceed original estimates due to increased materials, labor or other costs, which would make completion of the project uneconomical.

Signature has not obtained environmental analyses on its properties.

     Signature has not obtained independent Phase I environmental site assessments for all of its property acquisitions. As a result, there may be environmental contamination at its properties of which it is unaware. As an owner or operator of real estate, it may be liable for the costs of removal of the releases of certain hazardous or toxic substances. The presence of hazardous or toxic substances on or near its properties, or the failure to properly clean them up, may adversely affect its ability to sell, develop, rent or lease the property or to use such property as collateral for its borrowings. Corrective costs could adversely affect its financial condition and performance.

Some potential losses are not covered by insurance.

     Signature carries comprehensive liability insurance on all of its properties, and believes that its insurance coverage is reasonably adequate. Certain types of losses, such as lease and other contract claims, generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, Signature could lose some or all of its investment in a property, and the anticipated future revenue from the property could be adversely affected. Notwithstanding any such loss, it would still owe mortgage debt or other financial obligations related to the property.

PART II     OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Pursuant to a Plan and Agreement of Share Exchange (the “Share Exchange Agreement”), dated October 28, 2002, the Company acquired on October 31, 2002, subject to dissenters’ rights as provided in the Georgia Business Corporation Code, all of the issued and outstanding shares of common stock, no par value, of Signature Horizons, Inc., a privately-held Georgia corporation (“Signature”), in exchange for newly-issued shares of common stock, $0.0001 par value, of the Company (the “Acquisition Shares”).

     As of the date of this Report, the Company has agreed to issue 15,972,400 Acquisition Shares to the stockholders of Signature in exchange for the 15,972,400 issued and outstanding shares of common stock of Signature held by them. As a result of the Agreement and the transactions in connection therewith (the “Share Exchange”), (i) the shareholders of Signature beneficially own approximately 64% of the outstanding shares of common stock of the Company and the shareholders of the Company beneficially own approximately 36% of the outstanding shares of the Company, and (ii) Signature is a wholly-owned subsidiary of the Company, through which the Company will henceforth operate its business such that the Company’s business will now become the business of Signature.

     Signature’s business plan is to acquire and develop premier golf resort and residential communities and acquire commercial and residential properties primarily for development, but also resale. Signature plans to partner with experienced land planners and golf course designers, developers and operators on many of its current and proposed projects. Signature currently owns or has under contract thirteen real estate properties with combined acreage in excess of 14,000, located in Arizona, California, North Carolina, Oklahoma, South Dakota, Tennessee, Wisconsin, Wyoming and a resort island in the western Caribbean.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K

     On October 31, 2002, the Company filed a Current Report on From 8-K reporting the closing of the Share Exchange Agreement, the change in control of the Company, the resignation of the Company’s officers and directors (and appointment of new officers and directors), and a 46 to 1 forward stock split of the Company’s shares with a record date of October 29, 2002.

Exhibits

99.1	Certification by Ronald A. Potts, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Peggy A. Evans, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

Lummi Development, Inc., a Delaware corporation

By: /s/ Peggy A. Evans
Name: Peggy A. Evans Title: Chief Financial and Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Lummi Development, Inc. for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Ronald A. Potts, Chairman, Chief Executive Officer and President of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of Lummi Development, Inc.;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ Ronald A. Potts
Ronald A. Potts Chairman, Chief Executive Officer & President

This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Lummi Development, Inc., for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Peggy A. Evans, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of Lummi Development, Inc.;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ Peggy A. Evans
Peggy A. Evans Chief Financial Officer

     This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.