Form 10KSB
period 2002-12-31
LUMMI DEVELOPMENT INC
filed 2003-05-19
CIK 1080637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number 0-32295

SIGNATURE HORIZONS GROUP, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE (State of Incorporation)	95-4735254 (I.R.S. Employer Identification Number)

3480 Preston Ridge Road, Suite 500
Alpharetta, Georgia 30005
(Address of principal executive offices and zip code)

Issuer’s telephone number: (770) 343-8196

LUMMI DEVELOPMENT, INC.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.0001 par value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge,

in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Issuer’s revenues for the fiscal year ended December 31, 2002 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of April 30, 2003 was approximately $.09.

As of April 30, 2003, there were 40,171,776 shares of common stock, par value $.0001 per share, outstanding.

The index to exhibits appears on page 24 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional small business disclosure format: Yes  ☐ No  ☒

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Securities Holders
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Controls and Procedures
SIGNATURES

PART I

Item 1. Description of Business.

Introduction

Signature Horizons Group, Inc., a Delaware corporation together with its subsidiaries, is referred to herein as the “Company.”

Some of the information in this report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements (“Cautionary Statements”) include: the general strength or weakness of the Company’s products, the industry, and the pricing policies of competitors. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

Business Development

Signature Horizons Group, Inc. f/k/a Lummi Development, Inc. was incorporated in the State of Delaware on January 19, 1999. The Company’s original business plan was to become actively engaged in the business of selling related marine accessories. The Company intended to implement its business strategy by initially manufacturing Marine Safety Kits for sale through wholesale and retail distribution for pleasure boats (including sport fishers, sport sedans, sailboats, motor sailors, speedboats and inflatables).

Pursuant to a Plan and Agreement of Share Exchange (the “Agreement”) dated October 28, 2002, the Company acquired all of the issued and outstanding shares of common stock, no par value, of Signature Horizons, Inc. (“Signature”), a privately held Georgia corporation, in exchange for newly-issued shares of common stock, $0.0001 par value, of the Company (the “Acquisition Shares”). The Company issued 15,972,400 Acquisition Shares to the stockholders of Signature in exchange for the 15,972,400 issued and outstanding shares of common stock of Signature held by them. As a result of the Agreement and the transactions in connection therewith (the “Share Exchange”), (i) the shareholders of Signature became the beneficial owners of approximately 64% of the outstanding shares of common stock of the Company and the shareholders of the Company were the beneficial owners of approximately 36% of the outstanding shares of the Company, and (ii) Signature is now a wholly-owned subsidiary of the Company.

Signature is a corporation organized under the laws of the State of Georgia on November 22, 1999.

Business of Issuer

As a result of the Share Exchange with Signature, the Company’s business model is predicated upon the acquisition, development and operation of premier golf course residential and resort communities targeted at primary, second home and retirement markets. The corporate business plan is to develop geographical and revenue diversified golf resorts with gated residential country club communities for both permanent and second home purchases with practical and inventive residential and commercial real estate developments complimented by added services. The Company looks to produce recurring revenues by creating predictable, recurring, long-term revenue streams from lot sales, home sales, commercial parcel sales, lease property management services and general resort and golf course operations.

The Company’s plan is to aggressively develop “Signature Horizons” as an international “brand name” associated with high quality real estate developments. The Company plans to utilize joint ventures and strategic alliances with recognized land use planners, golf course developers and designers, and resort hotel and amenity operators. The continuing goal of the Company’s management is to build shareholder value by means of accretive acquisitions of real estate assets, including properties for development and existing income producing properties.

During the prior two years of its development stage, Signature has acquired properties and secured contractual purchase and sale agreements in locations for development consistent with its core-operating plan.

Principal Markets

As of December 31, 2002, the Company owned four real estate properties (or collections of properties) located in California, Wisconsin, Wyoming and South Dakota. The Company is currently negotiating the acquisition of property located in North Carolina, which, if acquired, the Company expects will be its first operating entity. On April 11, 2003, the Company sold its property located in Wyoming for $245,000, with net proceeds of approximately $221,000. On May 2, 2003, the Company sold its property located in South Dakota for $120,000, with net proceeds of $110,810.

Employees

As of December 31, 2001, the Company employed six full-time employees, including executive officers.

Item 2. Description of Property.

Corporate Offices

The corporate office of the Company is located at 3480 Preston Ridge Park, Suite 500, Alpharetta, Georgia. The corporate office is subleased by the Company under a commercial sublease agreement expiring on October 31, 2003 which provides for monthly rental of $7,456 plus annual increases in exchange for the use of approximately 5,773 sq. ft. of office space. Total lease rentals payable over the lease period are $80,822 through October 31, 2003. The Company does not intend to exercise the extension option on the lease and will seek smaller, less expensive office space upon expiration of its term.

The Company owns the following properties which comprise greater than Ten Percent (10%) of the Company’s assets.

Wisconsin-Dell. The Wisconsin Dell property is located in the city limits of the Village of Lake Delton, Sauk County, Wisconsin and consists of approximately 136 acres at U.S. Highway 12 and I-90/94. The property is located directly across from the Great Wolf Resort. The property was acquired September 23, 2002 for a purchase price of $6,798,000.

The property is owned in fee simple by Signature Wisconsin Dell, LLC, a wholly owned subsidiary of Signature Horizons, Inc., our wholly owned subsidiary. The property is pledged as security for two promissory notes. The first note was issued on September 16, 2002 in the principal amount of $4,000,000 with an interest rate of Twelve Percent (12%) and a one year maturity which may be extended for an additional one year period by the Company and, at the discretion of the lender, successive one year periods thereafter. Extensions bear the interest rate of Sixteen and Thirty-Six One-Hundredths Percent (16.36%). This note includes a provision allowing the Company to prepay the note without penalty. The second note is in the principal amount of $2,000,000 with a Thirty Percent (30%) interest rate and maturity date of December 26, 2003. This note includes a provision allowing the Company to prepay the note without penalty.

The property is unimproved land and the Company has not yet determined a development plan. Because the property is currently unimproved, no portion of the appraised value is subject to depreciation. In the opinion of management, the property is adequately covered by insurance.

Palm Springs. The Palm Springs property is comprised of 28 assembled land parcels located in Southern California with a cumulative acreage total of approximately 3,004.81 acres. The property is owned in fee simple by Signature Palm Springs, LLC, a wholly owned subsidiary of Signature Horizons, Inc. our wholly owned subsidiary and was acquired on May 9, 2002 for Four Million Nine Thousand Eight Hundred Thirty Dollars ($4,009,830). The property is encumbered by two promissory notes executed with the Seller in the aggregate principal amount of $3,950,000, both dated May 3, 2002. See Notes to Financial Statements for additional terms of the promissory notes.

The property is unimproved land and the Company has not yet determined a development plan. Because the property is currently unimproved, no portion of the appraised value is subject to depreciation. In the opinion of management, the property is adequately covered by insurance.

The Palm Springs property is currently the subject of litigation in the state of California. See Legal Proceedings.

Investment Policies

Investment in Real Estate or Interest in Real Estate

      The Company may invest in real estate or interest in real estate located anywhere in or out of the continental Unites States, but plans to focus on those states where the Company owns property and those markets of substance for the target market and business development model. The Company may invest in any type of real estate or interest in real estate including, but not limited to, golf course communities, office buildings, apartment building, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. The officers of the Company and the board of directors of the Company shall approve the acquisition of all real estate and real estate interest.

There is no limitation on the number or amount of mortgages which may be placed on any one piece of property. However, in the event the Company would seek to borrow an amount which is more than 300% or 3 times the company’s total net assets, approval must be sought by the board of directors and disclosed to the shareholders in the next quarterly report. In addition to the 300% limitation on total indebtedness, the Company has a policy that may be changed at anytime without shareholder approval of not exceeding an 85% debt level on our real estate assets.

The method of financing the purchase of real estate shall be primarily from borrowed funds and the sale of shares. The officers and the board of directors of the Company shall approve the financing of all real estate and real estate interest.

It is not our policy to acquire assets primarily for capital gain through sale in the short term. Rather, it is our policy to acquire assets with the intention to hold the asset for the long term unless an imminent sale is strongly accretive and warrants consideration. During the holding period it is our policy to develop the real estate or hold for capital appreciation through an increase in our stock price as a result of the increase in value of the underlying real estate portfolio. The board of directors as it relates to investments in real estate or interest in real estate may change any policy anytime without notice to or a vote of the shareholders.

The officers of the Company shall delegate the method of operating the real estate to internal employees, consultants and independent contractors. The officers of the Company and the board of directors shall make all major operating decisions concerning the operation of our real estate.

Investments in Real Estate Mortgages

The Company does not presently hold investments in real estate mortgages nor is it the intent of the Company to invest in real estate mortgages in the near future. However, this policy may be changed at anytime without notice to or a vote of the shareholders.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities

The Company intends to form separate limited liability companies for each development that it owns and operates, which will be structured and accountable as independent profit centers. The Company will be the managing member of all the limited liability companies, and have the exclusive power under the Operating Agreement to manage and conduct the business of the company.

The limited liability companies will acquire real estate and will be formed under the laws of the states in which the real estate is located. The separate limited liability companies will be subsidiaries of the Company and reported on and accounted for based on the membership participation interest of the Company.

Item 3. Legal Proceedings

      On March 21, 2003, a complaint was filed in Sparkasse Aschaffenburg-Alzenau v. Silver State Funding, Ltd., Libuse Hornak, Charles McLaughlin, Bobbee Lou McLaughlin and Signature Horizons, Inc. in the United States District Court, Central Division of California — Riverside Division (Case No. EDCV 03-0326 VAP (SGLX)) alleging that Ms. Hornak lacked the proper authority to transfer the Palm Springs properties to the Company. The plaintiff has prayed for equitable relief against the Company and other defendants, including that the transfer of the property to the Company be set aside.

      The Company is engaged in various other litigation matters from time to time in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on OTCBB under the symbol “SHZO.” The following table sets forth the high and low bid prices for the common stock. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

2001

	High	Low

First Quarter	n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	2.00	.78

	2002

	High	Low

First Quarter	n/a	n/a
Second Quarter	.03	.03
Third Quarter	.04	.04
Fourth Quarter	2.50	1.35

	2003

	High	Low

First Quarter	.99	.11

Holders

On December 31, 2002 there were approximately 120 shareholders of record of the Company’s common stock, based on information provided by the Company’s transfer agent. This number may not include individuals whose shares are held in “street names.”

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. For the foreseeable future any future earnings or funds otherwise available, if any, for the payment of dividends will be used for reinvestment in the Company’s business. Any future determination to pay cash dividends on the Common Stock will be at the discretion of the Board of Directors and will reflect such other factors (including contractual requirements) as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

On October 31, 2002, the Company issued 15,972,400 shares of its common stock to the stockholders of Signature in exchange for the 15,972,400 issued and outstanding shares of common stock of Signature held by them, which represented all of the issued and outstanding shares of common stock, no par value, of Signature Horizons, Inc., a privately-held Georgia corporation, pursuant to a Share Exchange Agreement dated October 28, 2002. The newly-issued Lummi common stock, issued in the share exchange, was issued by Lummi relying on an exemption from registration pursuant to Section 4(2) under the Securities Act and Regulation D thereunder or similar exemptions under the Securities Act, and the certificates representing the shares of newly-issued Lummi common stock bear the appropriate legend to identify such shares as “restricted securities” under the Securities Act and to comply with applicable state securities laws. Each Signature shareholder understands that the newly issued Lummi common stock is “restricted” within the meaning of the Securities Act of 1933, as amended, subject to limitations on resale under Rule 144.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward Looking-Statements and Associated Risks

This Annual Report on Form 10-KSB contains certain forward-looking statements. These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report on Form 10-KSB will in fact transpire.

Plan of Operation

Signature’s business plan for the next twelve months includes future acquisitions or investments in real property, other companies, facilities or technologies, the development of existing properties and completion of financing to close Sea Trail Plantation as detailed below.

Development will be targeted at geographical and revenue diversified golf resorts with gated residential country club communities for both permanent and second home purchases with practical and inventive residential and commercial real estate developments complimented by added services. The business plan is not to acquire assets primarily for capital gain through sale in the short term. Rather, the policy is to acquire assets with the intention to hold the asset long term unless an imminent sale is strongly accretive and warrants consideration. The company will own, develop and manage through Signature Horizons, Inc., its wholly owned subsidiary, golf community residential and commercial resort real estate and neighborhood retail shopping centers in staged expansion by utilizing senior securities, offering securities in exchange for property, placing acquisition and development debt instruments and by engaging in the purchase and sale or turnover of investments and land.

Signature expects to minimize capital requirements by structuring joint ventures to minimize land cost and place equity partners in certain developments therein, building an asset-based portfolio, while minimizing the risk of the traditional leveraged real estate developments. Signature expects to create predictable, recurring long-term revenue streams from lot sales, home sales, commercial parcel sales, lease property management services and general resort and golf course operations.

Signature Wisconsin-Dell was acquired September 23, 2002 for 145,083 shares of the Company’s common stock (on a post Share Exchange basis) and cash to the seller of $1,575,000. The property is currently listed with a broker for sale.

Signature Joe Creek was acquired in July 2002 for 20,834 shares of the Company’s common stock (on a post Share Exchange basis). The property was sold on April 11, 2003 for $245,000.

Signature Plum Creek was acquired in July 2002 for 12,222 shares of the Company’s common stock (on a post Share Exchange basis). The property was sold on May 2, 2003 for $120,000.

Signature Palm Springs was acquired May 9, 2002. The purchase and sale agreement for the acquisition closed for $50,000 cash to the seller, and two promissory notes in the aggregate principal amount of $3,950,000 to seller. The long-term business role of the land inventory is to have availability of liquidity in the form of land sales. The exit strategy for the land bank will be to divest the property at the most profitable price points.

Signature Horizons, Inc. and Sea Trail Corporation (“Sea Trail”) are currently negotiating the purchase and sale agreement for the acquisition of the Sea Trial assets. Seal Trail Plantation is a master-planed golf; resort and residential community located approximately 30 miles north of Myrtle Beach, SC and 40 miles south of Wilmington, NC. The 2,000 acre property contains four championship golf courses, 2 clubhouses totaling 42,000 square feet, and a recently completed 32,000 square foot full service conference center with and adjoining hotel site.

Liquidity and Capital Resources

Signature anticipates the need for additional capital as it pursues is business strategy. The Company is currently seeking financing for proposed real estate acquisitions and working capital. Signature expects to close on acquisitions of performing assets that will generate cash flow from operations.

Signature’s operations currently do not generate cash flow and are not expected to do so until the third or fourth quarter of 2003. As a result Signature has been and remains dependent upon raising funds through the issuance of equity and placement of debt. The Company’s former Chief Executive Officer and former Chief Financial Officer have made loans to the Company and have contributed capital to the company. Additionally, the Officers and Board of Directors have determined to sell all the non-performing assets of raw land to have available funds for working capital. The Joe Creek and Plum Creek land parcels have been sold and the Wisconsin-Dell property is actively listed for sale. The company has terminated numerous consulting agreements and will continue to do so to reduce operating costs. Since inception, the company has issued almost 16 million shares of common stock for services in lieu of cash payments of approximately $865,000.

Risk Factors

We may be unable to raise additional capital necessary to conduct our business.

We intend to raise additional capital through a combination of the new debt issuances and equity sales (from private as well as public sources), traditional acquisition and development loans potentially utilizing any largely unencumbered properties as collateral for such loans. Implementation of our strategy and our business plan is contingent upon the availability of such funding sources. No assurance can be given that we will be able to raise additional capital, at terms that are acceptable to it, or at all. Our failure to raise additional capital within the next          months would have an adverse effect on our financial condition and results of operations.

Our real estate investments are relatively illiquid.

Because real estate investments are relatively illiquid, our ability to vary our portfolio promptly in response to economic or other conditions is limited. The foregoing may impede our ability to respond to adverse changes in the performance of our investments and could have an adverse effect on our financial condition and results of operations.

Our business plan includes the acquisition of real property and/or businesses which may disrupt our day-to-day operations.

We may not realize the anticipated benefits of any acquisition or investment. If we make any acquisition, we will be required to assimilate the operations, products and personnel of the acquired businesses and to train, retain and motivate key personnel from the acquired businesses. Similarly, acquisitions may cause disruptions in our operations and divert our management’s attention from day-to-day operations, which could impair our relationships with our employees, customers and strategic partners. In addition, our profitability may suffer because of acquisition related costs, amortization costs for certain intangible assets, and impairment losses related to goodwill.

Development and construction risks could impact our performance.

We may be unable to obtain, or may face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs. We may also incur construction costs on a project that exceeds original estimates due to increased materials, labor or other costs, which would make completion of the project no economical.

We have not obtained environmental analyses on our properties.

We have not obtained independent Phase I environmental site assessments for all of our property acquisitions. As a result, there may be environmental contamination at our properties of which we are unaware. As the owner or operator, we may be liable for the costs of removal of the releases of certain hazardous or toxic substances. The presence of hazardous or toxic substances on or nears our properties, or the failure to properly clean them up, may adversely affect our ability to sell, develop, rent or lease the property or to use such property as collateral for our borrowings.

Some potential losses are not covered by insurance.

We carry comprehensive liability insurance on all of our properties, and believes that our insurance coverage is reasonably adequate. Certain types of losses, such as lease and other contract claims, generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose some or all of our investment in a property, and the anticipated future revenue from the property could be adversely affected. Notwithstanding any such loss, we would still owe mortgage debt or other financial obligations related to the property.

Item 7. Financial Statements

See “Financial Statements and Notes to Financial Statements” set forth on page       through       of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and  Financial Disclosures

      As disclosed on Form 8-K/A filed with the Commission on November 21, 2002, the Company engaged Braverman & Company, P.C. as its principal accountant to replace its former principal accountant, Armando C. Ibarra, C.P.A. as of November 14, 2002. The decision to dismiss Armando C. Ibarra, C.P.A was approved by the Board of Directors of the Company.

      Neither of the reports of the former principal accountant on the financial statements for the fiscal years ending December 31, 2000 and December 31, 2001, for the Company contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the two most recent fiscal years and the subsequent interim period preceding the dismissal, there were no disagreement(s) with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former account, would have caused it to make reference to the subject matter or the disagreement(s) in connection with its reports.

      During the audited period ending December 31, 2001, and the subject unaudited interim period, the Company had not consulted Braverman & Company, P.C., regarding any matter requiring disclosure under Regulation 8-K, Item 304(a)(2).

      The Company filed Armando C. Ibarra, C.P.A.’s letter addressed to the Securities and Exchange Commission as Exhibit 16.1 to the Form 8-K/A.

      Further, as disclosed on Form 8-K/A filed with the Commission on January 31, 2003, on or about December 14, 2001, Powell & Booth, PC declined to stand for re-election as Signature Horizons, Inc.’s f/k/a Oasis Group (our wholly-owned subsidiary) independent accountants because Powell & Booth, PC does not perform audit work for reporting companies. Powell & Booth, PC had been engaged to audit Signature Horizons, Inc.’s financial statements for the year ended December 31, 2000 and for the period from November 16, 1999 (inception) to December 31, 2000. On or about January 29, 2002 Signature Horizons, Inc. retained the firm of Braverman & Company, P.C., as its independent accountants to conduct the audit of the Company’s financial statements for the fiscal year 2001 and thereafter. The decision to engage Braverman & Company, P.C., was approved by the Board of Directors of Signature Horizons, Inc.

      During the two most recent fiscal years and the subsequent interim period through December 14, 2001, there were no disagreements with Powell & Booth, PC on any matter of accounting principles, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

      The audit report of Powell & Booth, PC on the financial statements for the year ended December 31, 2000 and for the period from November 16, 1999 (inception) to December 31, 2000, did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

      During the two most recent fiscal years and the subsequent interim period through January 29, 2002, Signature Horizons, Inc. did not consult with Braverman & Company, P.C. regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on Signature Horizons, Inc.’s Financial Statements.

      The Company filed Powell & Booth, PC’s letter addressed to the Securities and Exchange Commission as Exhibit 16.1 to the Form 8-K/A.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth all the directors, executive officers and significant employees of the Company as of May 1, 2003.

NAME	AGE	POSITION

Ronald A. Potts	55	Chairman of the Board and Director
Peggy A. Evans	55	Chief Executive Officer, Chief Operating Officer and Director

NAME	AGE	POSITION

Lewis C. Bivens	57	Director
William Bryant	60	Chief Financial Officer

Ronald A. Potts became President, Chief Executive Officer and a Director of the Company in connection with the Share Exchange in October 2002. On May 1, 2003, Mr. Potts was appointed as Chairman of the Board, and resigned as President and Chief Executive Officer. Mr. Potts is a financial expert with 30 years experience in the investment industry. During his career, Mr. Potts has facilitated more than $500 million in financing for both the private and public sectors. Mr. Potts was employed by RBC Dominion Securities, one of Canada’s largest investments firms. His work as an independent investment and merchant banker has made him an invaluable asset for the Company in creating their capital structure and guiding their financing strategies. Mr. Potts is a graduate of the University of Western Ontario.

Lewis Carl Bivens became a Director of the Company in connection with the Share Exchange in October 2002. Mr. Bivens is currently employed as the Director of Promotions for Sports Belle, Inc. He has been an employee of the corporation since April of 1996. Prior to coming to Sports Belle, Inc. Mr. Bivens was an educator in the public school system for 29 years; he taught academic classes and was also a head coach in the athletic department. Mr. Bivens obtained his B.S. from Tennessee Wesleyan College, Athens, Tennessee; and his Masters from Union College, Kentucky. Mr. Bivens has been a member of numerous civic and social organizations.

Peggy A. Evans became Chief Financial Officer, Chief Operating Officer and a Director of the Company in connection with the Share Exchange in October 2002. On May 1, 2003, Ms. Evans resigned as Chief Financial Officer and was appointed as Chief Executive Officer. Ms. Evans has over twenty five years experience in business and financial management, hotel and restaurant development, operations and construction. Ms. Evans was Chief Financial Officer and Operation Officer of a hotel investment company based in Palm Desert, California where she was responsible for the financial management and operation arm of the company, including 11 full service hotels located throughout the U.S. Previously she was the business manager of a commercial contracting firm and Chief Financial Officer and business manager of a newspaper company where she was responsible for the publication of three daily newspapers located in Palm Desert, California. She was recently the developer, operator and co-owner of Eston Hospitality, Inc. Ms. Evans holds a B.S. degree in business from Pepperdine University.

William Bryant became Chief Financial Officer on May 1, 2003. Prior to this Mr. Bryant served as Controller of the Company. Mr. Bryant has a background in banking with over 25 years of experience in accounting, financial management, strategic planning, and loan administration. He has served as a Senior Vice President for three financial institutions as well as a member of the executive committee, asset liability committee, and a member of the investment committee. Mr Bryant is a graduate of the University of Tennessee, Knoxville, with a Bachelor of Science degree in accounting. Mr. Bryant has been a member of financial management organizations and numerous civic organizations.

There are no family relationships among any of the officers listed above. No officer was selected pursuant to any arrangement between himself and any other person. Officers are elected annually to serve for the following year or until the election and qualification of their successors.

Board Composition

Each member of the Board of Directors is elected by the shareholders. Each director serves for a one (1) year term.

Each officer is elected by, and serves at the discretion of, the Board of Directors. There are no family relationships among any of the directors or executive officers.

Committees of the Board

The Board has not appointed any committees to date, but intends to appoint an audit committee and compensation committee. The entire Board currently performs audit and compensation committee functions.

Compliance with Section 16(a) of the Exchange Act

The members of the Company’s Board of Directors, its executive officers and holders of 10% or more of its outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (1) the copies of Section 16(a) reports that the Company received from such persons for transactions in the common stock and their common stock holdings for the fiscal year ended December 31, 2002, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period, the Company believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than 10% shareholders.

Code of Ethics

Signature has adopted a code of ethics that applies to every employee, officer and director of the Company. The code of ethics is filed as an exhibit to this Form 10-KSB.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

	ANNUAL				LONG TERM

						Securities
Name and Principal				Other Annual	Restricted Stock	Underlying		All other
Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s)	Options/SARs	LTIP Pay-outs (s)	Compensation ($)

Ronald A. Potts,	2000	None	none	none	none	none	none	none
President and Chief	2001	$112,500						$82,000 stock payment
Executive Officer	2002	$374,342			$127,980			$308,032(2)
(1)
Gary Stannell (3)	2000
	2001
	2002
Peggy A. Evans,	2000	none	none	none	none	none	none	none
Chief Financial	2001							$16,000 stock payment
Officer (4)	2002	$215,000						$134,117
								$60,000 stock
								payment (5)

(1)	Compensation listed for 2001 and for the period of 2002 prior to the Share Exchange represents compensation paid by Signature Group, Inc., our subsidiary for services as President and CEO. Mr. Potts resigned as President and Chief Executive Officer on May 1, 2003.

(2)	Includes miscellaneous compensation of $30,381 and payments for federal and state income taxes of $277,650.

(3)	Mr. Stannell resigned as President and Chief Executive Officer on October 31, 2002.

(4)	Compensation listed for 2001 and for the period of 2002 prior to the Share Exchange represents compensation paid by Signature Group, Inc., our subsidiary for services as Chief Financial Officer. Ms. Evans resigned as Chief Financial officer on May 1, 2003 and was appointed President and Chief Executive Officer.

(5)	Includes miscellaneous compensation of $9,389 and payments for federal and state income taxes of $124,728.

DIRECTOR COMPENSATION

During the most recently completed financial year ended December 31, 2002, there was no compensation paid, by the Company to its directors for services as a director. There are no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as directors, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the directors that has been granted for their services.

EMPLOYEE CONTRACTS

Mr. Potts entered into an employment agreement with the Company as its Chief Executive Officer and Chairman of the Board, dated as of November 1, 2002. The term of the agreement is three years.

The agreement entitles Mr. Potts to a base salary of $264,000 per year, with a performance bonus of up to $100,000, if Mr. Potts achieves the goals and objectives determined by the Board of Directors with respect to each year. Mr. Potts may elect to receive the bonus payable in cash or stock of the Company. In addition, the agreement grants Mr. Potts a five-year option to purchase 500,000 shares of the Company’s common stock at a price of $1.00 per share. The options shall vest at a rate of 20% per year.

In the event that Mr. Potts’ employment is terminated for any reason other than cause, Mr. Potts is entitled to receive a severance payment equal to three times his annual compensation payable over twelve months. If such termination is a result of a change in control, Mr. Potts severance payment shall equal four times his annual compensation. In addition, all unvested stock options shall immediately vest and be exercisable for a period of eighteen months after the termination.

The agreement contains a non-disclosure provision that prohibits Mr. Potts from disclosing any trade secrets of the Company for an indefinite period of time after termination of the agreement and from disclosing any confidential information for a period of two years after termination of the agreement.

Ms. Evans entered into an employment agreement with the Company as its Chief Operating Officer and Chief Financial Officer, dated as of November 1, 2002. The term of the agreement is three years.

The agreement entitles Ms. Evans to a base salary of $240,000 per year, with a performance bonus of up to $100,000, if Ms. Evans achieves the goals and objectives determined by the Board of Directors with respect to each year. Ms. Evans may elect to receive the bonus payable in cash or stock of the Company. In addition, the agreement grants Ms. Evans a five-year option to purchase 500,000 shares of the Company’s common stock at a price of $1.00 per share. The options shall vest at a rate of 20% per year. The agreement further provides for health, life and disability insurance, a term life insurance policy of $500,000, and an automobile allowance.

In the event that Ms. Evans’ employment is terminated for any reason other than cause, Ms. Evans is entitled to receive a severance payment equal to three times her annual compensation payable over twelve months. If such termination is a result of a change in control, Ms. Evans severance payment shall equal four times his annual compensation. In addition, all unvested stock options shall immediately vest and be exercisable for a period of eighteen months after the termination.

The agreement contains a non-disclosure provision that prohibits Ms. Evans from disclosing any trade secrets of the Company for an indefinite period of time after termination of the agreement and from disclosing any confidential information for a period of two years after termination of the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 30, 2003 certain information regarding beneficial ownership of common stock by:

•	Each person known to the Company who owns beneficially more than five percent (5%) of the common stock;

•	The directors;

•	The executive officers; and

•	All executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of the date of this Registration Statement are deemed outstanding. These shares, however are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. Unless otherwise indicated, the address for the following shareholders is c/o Signature Horizons Group, Inc.

5% Beneficial Owners

	Name and Address of	Amount and Nature
Title of Class	Beneficial Owner	of Beneficial Owner	Percent of Class

Common	Charles B. Hicks	3,000,000	16%
	21 Weinberg Drive
	Oakridge, TN 37830
Common	Peggy A. Evans	4,103,333	11%
Common	Ronald A. Potts	9,049,868	25%

Common	Lewis Bivens	663,533	*
Common	William E. Bryant	110,000	*
Common	Directors and Executive
	Officers (four persons)	13,926,734	38.7%

*	Represents less than 1%.

(1)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial” owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. A person is deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits are filed as part of this report:

2.1	Plan and Agreement of Share Exchange with Signature Horizons, Inc. dated as of October 28, 2002 (2)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (3)
3.3	Bylaws (1)
10.1
10.2
10.3	Employment Agreement with Ronald A. Potts
10.4	Employment Agreement with Peggy A. Evans
21.1	List of the Company’s subsidiaries
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Peggy A. Evans, Chief Executive Officer and President of Signature Horizons Group, Inc.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by William Bryamt, Chief Financial Officer of Signature Horizons Group, Inc.
99.3	Code of Ethics

(1)	Incorporated by reference to our registration statement on Form 10-SB12G, filed on February 5, 2001.

(2)	Incorporated by reference to our current report on Form 8-K, filed on October 31, 2002.
(3)	Incorporated by reference to Exhibit A of our information statement on Schedule 14C, filed on February 19, 2003.

(b) Reports on Form 8-K

1. On October 31, 2002, the Company filed a Current Report on From 8-K reporting the closing of the Share Exchange Agreement, the change in control of the Company, the resignation of the Company’s officers and directors (and appointment of new officers and directors), and a 46 to 1 forward stock split of the Company’s shares with a record date of October 29, 2002.

2. On November 20, 2002, the Company filed a Current Report on From 8-K reporting a change in its principal accountant from Armando C. Ibarra, CPA to Braverman & Company, P.C. as of November 14, 2002.

3. On November 21, 2002, the Company filed a Current Report on From 8-K/A amending the report filed on November 20, 2002.

4. On November 27, 2002, the Company filed a Current Report on From 8-K/A amending the report filed on October 31, 2002 to include the Audited Financial Statements of Signature Horizons, Inc. as of and for the year ended December 31, 2001, the unaudited Financial Statements of Signature Horizons, Inc. for the nine months ended September 30, 2002, and the Pro Forma Financial Information as of September 30, 2002.

5. On January 16, 2003, the Company filed a Current Report on From 8-K/A amending the report filed on October 31, 2002 to include information about Signature’s change in accountant that occurred on December 14, 2001 and January 29, 2002.

6. On January 31, 2003, the Company filed a Current Report on From 8-K/A amending the report filed on October 31, 2002, as amended on November 27, 2002 and January 16, 2003, with respect to Signature’s change in accountant.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and CFO.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Signature Horizons Group, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheet of Signature Horizons Group, Inc. and subsidiary (a Delaware corporation in the development stage) as of December 31, 2002, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two year period then ended, and for the period from November 16, 1999 (inception), through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Horizons Group, Inc. as of December 31, 2002, and the results of its operations and comprehensive loss, and its cash flows for each of the years in the two year period then ended, and for the period from November 16, 1999 (inception) through December 31,2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on its ability to develop additional sources of capital, and to ultimately achieve profitable operations. These present financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Braverman & Company, P.C.
Prescott, Arizona
April 28, 2003

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2002

ASSETS
Current Assets
Cash	$459,580
Accounts receivable-related parties	18,869
Prepaid expenses	978,392
Undeveloped land held for sale	11,314,794

TOTAL CURRENT ASSETS	12,771,635

Equipment, at cost, net of accumulated depreciation of $1,326	12,408

Other Assets
Preacquisition real estate costs	11,457
Escrow-real estate	675,000
Deferred finance charges	481,259

1,167,716

$13,951,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$11,884,382
Accounts payable	637,052
Delinquent payroll taxes	670,853
Related party advances	168,674
Liquidating damages on notes payable	499,000
Other accrued liabilities	306,786

TOTAL CURRENT LIABILITIES	14,166,747

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—
Common stock, $.0001 par value; 80,000,000 shares authorized; 26,846,922 shares issued; 23,706,922 shares outstanding	2,685
Paid in capital	8,523,297
(Deficit) accumulated during the development stage	(8,583,670)
Treasury stock	(157,300)

TOTAL STOCKHOLDERS’ EQUITY	(214,988)

$13,951,759

The accompanying notes are an integral part of these financial statements

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

			November 16,
			1999
	Year Ended		(Inception)
	December 31,		through
			December 31,
	2002	2000	2002

Revenues		$2,453	$2,453

Costs and Expenses
General and administrative expenses	4,541,466	1,119,019	6,162,889
Consulting- related parties	303,012	19,500	322,512
Depreciation and amortization	42,982		42,982
Loss on abandonment of preacquisition costs, deposits and advances	359,484	243,212	602,696
Unrecoverable advances to affiliate	32,030	114,925	146,955
Loan fees and interest	592,088		592,088
Liquidating damages on notes payable	499,000		499,000
Realized loss on sale of securities to related party	217,000		217,000

	6,587,063	1,496,656	8,586,123

Net (Loss)	(6,587,063)	(1,494,203)	(8,583,670)
Other Comprehensive income (loss)
Unrealized holding gain (loss) on available-for-sale securities	7,500	(107,500)	(217,000)
Sale of available-for-sale securities in September 2002, to related party			217,000

Comprehensive (loss)	$(6,579,563)	$(1,601,703)	$(8,583,670)

(Loss) per share:	$(0.66)	$(2.10)

Weighted average number of shares outstanding	10,016,287	713,150

The accompanying notes are an integral part of these financial statements

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					(DEFICIT)
				ACCUMULATED	ACCUMULATED
	COMMON STOCK			OTHER	DURING THE	TREASURY STOCK
			PAID-IN	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	SHARES	AMOUNT	TOTAL

BALANCE, AT INCEPTION		$—	$—	$—	$—		$—	$—
Issuance of stock July 15, 2000, for:								—
Cash @ $4.12 per share	75,000	8	309,161					309,169
Acquisition of securities @ $13.76 per share	26,667	3	366,997					367,000
Services @ $30 per share	867	0	26,000					26,000
Proceeds from sale of common stock,								—
September 30, 2000, @ $24 per share	5,000	1	119,999					120,000
Contributed services			166,000					166,000
Net (loss) for the year				(117,000)	(502,404)	—	—	(619,404)

BALANCE, DECEMBER 31, 2000	107,533	11	988,158	(117,000)	(502,404)	—	—	368,765
Issuance of common stock for cash:
March 31 @ $2.88 per share	867	0	2,500					2,500
June 30 @ $2.69 per share	3,717	0	10,000					10,000
June 30 @ $7.50 per share	6,667	1	49,999					50,000
August 15 @ $12.50 per share	20,000	2	249,998					250,000
October 15 @ $1.67 per share	30,000	3	49,997					50,000
October 31 @ $5.00 per share	10,000	1	49,999					50,000
December 5 @ $2.55 per share	39,412	4	100,496					100,500
December 5 @ $1.28 per share	29,333	3	37,497					37,500
December 5 @ $15.00 per share	1,333	0	20,000					20,000
December 24 @ $17.14 per share	11,667	1	199,999					200,000
Issuance of common stock for services:	—	—	—					—
January 31, 2001 @ $.30 per share	964,567	96	289,274					289,370
December 19 @ $.30 per share	13,333	1	3,999					4,000
December 31 @ $.30 per share	26,667	3	7,997					8,000
Preacquisition issuance of common stock:	—	—	—					—
December 31 @ $.03 per share	92,333	9	2,761					2,770
Contributed services			184,888					184,888
Net (loss) for the year				(107,500)	(1,494,203)	—	—	(1,601,703)

BALANCE, DECEMBER 31, 2001	1,357,428	136	2,247,561	(224,500)	(1,996,607)	—	—	26,590
Issuance of shares for services on July 31, 2002								—
at $.03 per share	14,604,858	1,460	436,685					438,145
Issuance of shares for cash @ $60 per share:
August 15, 2002	2,000	0	120,000					120,000
August 31, 2002	417	0	25,000					25,000
September 30, 2002	5,958	1	357,499					357,500
Issuance of shares for undeveloped real estate:								—
July 3, 2002 @ $12 per share	33,056	3	396,664					396,667
September 23, 2002 @ $36 per share	145,083	15	5,222,985					5,223,000
Purchase and cancellation of outstanding								—
shares of the Company on September 30, 2002:
at $9.30 per share from related party	(16,133)	(2)	(149,998)					(150,000)
at $1.50 per share from related party	(400,000)	(40)	(599,960)					(600,000)
Cancellation of shares originally issued at $.30 for services in January 2001	(30,267)	(3)	(9,077)					(9,080)
Proceeds from sale of common stock at $1.25 October 15, 2002	270,000	27	337,473					337,500
Recapitalization October 28, 2002	9,062,000	906	(906)					—
Proceeds from sale of common stock at $1.00 December 28, 2002	30,000	3	29,997					30,000
Issuance of shares for services November 26, 2002 at $.50	310,165	31	155,050					155,081
Issuance of shares for collateral for loan on December 28, 2002 at $1.00	3,000,000	300				3,000,000	(300)	—
Cancellation of shares originally issued at $.03 for services in July 2002	(1,527,643)	(153)	(45,677)					(45,829)
Purchase of shares for stock exchange dissenters for the treasury
30,000 at $.40						30,000	(12,000)	(12,000)
10,000 at $2.00						10,000	(20,000)	(20,000)
100,000 at $1.25						100,000	(125,000)	(125,000)
Contributed services
Comprehensive income				7,500				7,500
Net (loss) for the year				217,000	(6,587,063)			(6,370,063)

BALANCE, DECEMBER 31, 2002	26,846,922	$2,685	$8,523,297	$—	$(8,583,670)	3,140,000	$(157,300)	$(214,988)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 16,
			1999
	Year Ended		(Inception)
	December 31,		through
			December 31,
	2002	2001	2002

OPERATING ACTIVITIES
Net (loss) from operations	$(6,587,063)	$(1,494,203)	$(8,583,670)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	42,982		42,982
Issuance of common stock for services	593,225	486,258	1,271,483
Cancellation of common stock for services	(54,909)		(54,909)
Operating expenses provided by notes payable	297,167		297,167
Realized loss on securities	217,000		217,000
Increase in accounts receivable	(18,869)		(18,869)
Increase in prepaid expenses	(6,142)		(6,142)
Increase in payroll taxes payable	670,851		670,851
Increase in liquidating damages	499,000		499,000
Increase in accrued liabilities	306,787		306,787
Increase in accounts payable	384,254	125,802	480,056

Net Cash Flows (To) Operating Activities	(3,655,717)	(882,143)	(4,878,264)

INVESTING ACTIVITIES
Increase in note receivable		42,573	—
Preacquisition real estate costs	18,347	57,051	(15,602)
Increase in real estate escrows	(675,000)		(675,000)
Purchase of equipment	(13,734)		(13,734)

Net Cash Flows From (To) Investing Activities	(670,387)	99,624	(704,336)

FINANCING ACTIVITIES
Proceeds from sale of common stock	870,000	770,500	2,069,668
Purchase of outstanding common shares	(600,000)		(600,000)
Increase in notes payable	4,415,838		4,415,838
Repayment of notes payable	(42,000)		(42,000)
Increase in related party loans	138,356	15,317	168,674

Net Cash Flows From Financing Activities	4,782,194	785,817	6,012,180

NET INCREASE (DECREASE) IN CASH	456,090	3,298	429,580
CASH, BEGINNING OF PERIOD	3,490	192	—

CASH, END OF PERIOD	$459,580	$3,490	$429,580

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Acquisition (disposition) of available-for-sale securities for common stock	$(150,000)	$367,000	$—

Acquisition of undeveloped real estate, prepaid interest, and deferred charges provided by notes payable	$7,213,377	$—	$6,845,287

Unrealized holding gain (loss) on available-for-sale securities	$7,500	$(107,500)	$—

Increase in accounts payable for treasury stock	$157,000	$—	$157,000

Stock issued for real estate acquisitions	$5,619,667	$2,770	$5,622,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$394,963	$—	$394,963

The accompanying notes are an integral part of these financial statements

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background

Signature Horizons Group, Inc. (the Company or Signature), formerly Lummi Development, Inc., is a Delaware corporation formed January 18, 1999. It is a publicly traded company in the development stage as defined under SFAS #7. The Company acquired all of the outstanding common stock of Signature Horizons, Inc. (SHI), formerly Oasis Group, Inc. and Oasis Communities, Inc. on October 28, 2002. SHI, which is a privately held Georgia corporation incorporated on November 16, 1999, formed to develop residential and commercial real estate projects and acquire existing businesses. The share exchange is a qualifying reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986. Since inception SHI’s activities have been limited to investigating real estate and business acquisition opportunities. No significant revenues have been earned. The fiscal year for financial and tax reporting purposes is December 31.

Principles of Consolidation

The Company’s consolidated financial statements as of December 31, 2002 and 2001 include the financial statements of the Company, its 100% owned real estate limited liability companies, and a 100% owned subsidiary for all periods presented. All significant intercompany accounts and transactions have been eliminated.

Financial Statement Presentation

The historical cost basis of all assets and liabilities of SHI have been presented from November 16, 1999 (date of inception) to December 31, 2002. For accounting purposes, the acquisition has been treated as a recapitalization of SHI. SHI is considered the accounting acquirer, because it became the owner of 64% of the total shares outstanding after the stock exchange, on a fully diluted basis. The consolidated statements of operations included herein are those of SHI. The former operating results of Signature were insignificant and have been eliminated. The consolidated balance sheet presented herein includes all assets and liabilities of Signature as of the date of recapitalization at fair value.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company occasionally maintains its bank account balance in excess of federally insured limits.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash, accounts receivable and accounts payable, approximate fair values due to the short maturities of such instruments. The fair value of the Company’s long-term debt, which approximates carrying value, is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Preacquisition Costs

The principal activities of the Company presently involve search for and assessment of potential acquisitions of real estate projects and active businesses. Costs directly identifiable with specific probable acquisitions are capitalized. All internal pre-acquisition costs are expensed.

Basis of Presentation and Management’s Actions to Overcome Operating and Liquidity Problems

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has suffered substantial losses since inception, It has a negative working capital, a deficit in stockholders’ equity, past due on payment of principal and interest on debt servicing, reporting and payment of payroll taxes, and on majority of amounts comprising accounts payable. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, and ultimately achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management’s plan is to raise additional debt or equity financing, or acquire real estate projects intended to produce sufficient cash flows and/or profitable operations to sustain the existence of the Company.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

Year 2001

A net loss of $1,494,203 was sustained during 2001, of which approximately $185,000 was non-deductible contributed compensation of management, non-deductible meals and entertainment expenses of approximately $20,000, and capital contributed to an affiliate, Rainwire Partners, Inc. of $114,923 resulting in a timing difference of approximately $1,175,000 for the year. The majority of this timing difference for 2001 was start-up expenses. The deferred income tax benefit relating to this amount was approximately $411,000, however, due to the uncertainty of the future utilization of this amount, a valuation allowance of $411,000 was provided for the year, resulting in no deferred tax benefit being realized for 2001.

Year 2002

During May 2002, the Company acquired undeveloped real estate for which start-up costs incurred from inception through that date, deferred for income tax purposes, will commence amortization over a 5 year period. As of that date accumulated start-up costs totaled approximately $2,128,000.

A net loss of $6,587,063 for the year resulted in a net loss for tax purposes of $5,652,000 after additional start-up costs of $811,000, non-deductible expenses of $91,000, and a capital contribution to an affiliate, Rainwire Partners, Inc. of $32,000. The deferred tax benefit of approximately $2,262,000 which has not been recorded due to uncertainty that such benefit can be realized at the present time. Accordingly, a valuation allowance for $2,262,000 has also been provided to reduce the deferred tax benefit to zero as of December 31, 2002. The net operating loss carry-forward as of December 31, 2002 was approximately $5,800,000 which will expire if unused in year 2022.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – RELATED PARTY TRANSACTIONS AND OBLIGATIONS

Available For Sale Securities

On July 15, 2000, the president/chief executive officer/chairman of the board/director exchanged 500,000 shares of common stock in an OTC Bulletin Board company he owned, Lahaina Acquisitions, Inc., for 800,000 shares of restricted common stock of the Company. Although the value of the acquired shares was $734,000 ($1.47 per share) on the date of the exchange per the last quoted market OTC Bulletin Board price on the date of exchange, the value assigned by the Company to those securities was $367,000, due to the current restriction on tradeability by the Company of the securities. The value of the Lahaina shares at December 31, 2001 was $142,500, based on 50% of the quoted value at that date ($.29 per share). This investment was valued at $150,000 as of September 30, 2002 and exchanged at that date for 16,133 restricted common shares held by the president of SHI. Accordingly, the accumulated realized loss of $217,000 was reclassified from a separate equity account, accumulated other comprehensive loss, to a realized loss of $217,000 in the accompanying consolidated financial statements.

Advances to Rainwire Partners, Inc.

Advances totaling approximately $150,000 were made to Rainwire Partners, Inc. an affiliated public company, over the two year period ended December 31, 2002 of which approximately $35,000 was made during 2002. All advances were expensed during the years in which the funds were advanced based on the doubtful collection of these advances.

Other Transactions

Since inception, the Company has issued almost 16 million shares of common stock for services to various persons including management and related parties, valued at approximately $865,000. All of the shares issued for services were approved by the Board of Directors.

During 2002, Osprey Investments, LLC, a company owned 100% by the president of Rainwire Partners, Inc., an affiliated public company, was paid $292,225 for consulting services and $600,000 for the redemption of 400,000 shares of the Company’s common stock.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – RELATED PARTY TRANSACTIONS AND OBLIGATIONS

Other Transactions (continued)

The CEO and CFO of the Company have provided funds during the year for working capital. At December 31, 2002 they were owed $61,815 and $106,859, respectively.

Contributed Capital

Management of the Company has contributed a significant portion of its services, principally compensation, to the Company from inception through December 31, 2001, of $350,888, based on the estimated fair value for time actually spent by them, and other overhead, which would have been otherwise paid or incurred by the Company. Contributed capital is included in the accompanying consolidated statement of shareholders’ equity as paid-in capital.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from results of operations, and recorded net of tax as a separate component of equity (accumulated other comprehensive income). The following summarizes the information relating to available-for-sale securities as of December 31, 2002:

Market value at date of sale, September 30, 2002 to a related party	$150,000
Assigned value at date of acquisition	367,000

Unrealized holding loss from inception	$217,000

The Company utilizes the specific identification method of computing realized gains and losses from the sales of its available-for-sale securities. Realized losses from the sale of securities are shown in the other income section of the income statement, and proceeds from the sale of securities are shown in the statement of cash flows. As of September 30, 2002 this account balance was brought to a total loss of $217,000 at which time the securities, valued at $150,000 were sold to a related party in exchange for 16,133 outstanding common shares of the company held by its president.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

The following is a summary of the activity from inception in accumulated other comprehensive income (loss):

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, at inception	$0
OTHER COMPREHENSIVE (LOSS), unrealized holding loss on available-for-sale securities during 2000	(117,000)
During 2001	(107,500)
During 2002	7,500
ACCUMULATED OTHER COMPREHENSIVE (LOSS)	(217,000)

Balance realized during 2002	217,500

BALANCE OUTSTANDING, DECEMBER 31, 2002	0

NOTE 4 – UNDEVELOPED REAL ESTATE HELD FOR SALE

The Company acquired several undeveloped properties during the year with the original intent to develop them. Due to pressing financial obligations outlined herein, management has decided to sell the properties as soon as possible. The following is a summary of the properties for sale as of December 31, 2002:

Location	Fair Market Value

Palm Springs, California	$4,051,157
Wisconsin Dell, Wisconsin	6,866,970
Joe Creek, South Dakota	250,000
Plum Creek, Wyoming	146,667

Total	$11,314,794

The first two properties collateralize notes payable having outstanding balances as of December 31, 2002, of $ 10,209,831 as stated in Note 6. In addition, accrued interest outstanding on these obligations totaled $106,000. See subsequent footnote regarding litigation relating to the Palm Springs, California property.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 — MANAGEMENT EMPLOYEE AGREEMENTS

Effective in November 2002 the CEO and COO/CFO of the Company each received 3 year employment agreements with benefits provided for, among other things, base annual compensation of $264,000 and $240,000, respectively, and each is to receive a performance bonus of $100,000, non qualifying stock options to purchase 500,000 shares of the Company’s common stock at $1 per share, exercisable over a 5 year period from and after the date they first become exercisable, automobile allowance and other benefits.

NOTE 6 — NOTES PAYABLE

The following is a summary of notes payable by as of December 31, 2002, classified as a current liability:

			Regular/
			Penalty
Real Estate	Loan	Maturity	Interest	Outstanding
Pledged	Date	Date	Rate %	Principal

Palm Springs,CA	5/2002	5/2007	6/8	$3,000,000	(a)
Palm Springs,CA	5/2002	5/2003	4/8	950,000
Palm Springs,CA	5/2002	5/2003	6/	259,831
Wisconsin Dell,WI	9/2002	9/2003	12/18	4,000,000
Wisconsin Dell,WI	12/2002	12/2003	30/36	2,000,000	(c)

Total notes payable collateralized by real estate				10,209,831
Unsecured notes payable to individuals:
	1/2002	2/2002	15/	100,000	(b)(c)
	1/2002	2/2002	12/	125,000	(b)(c)
	4/2002	7/2002	10/	75,000	(c)
	4/2002	4/2003	8/15	600,000
	7/2002	7/2003	8/15	500,000
	9/2003	9/2003	8/13	264,258
Unsecured note payable to a corporation:
	10/2002	1/2003	10/	10,293	(c)

Total				$11,884,382

(a)  This note has been included in the total of current notes payable since the underlying property is being held for sale as of December 31, 2002, which is classified as a current asset at the lower of cost or fair market value at that date.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 — NOTES PAYABLE (continued)

(b)  As of December 31, 2002, the Company recorded a liability relating to a liquidating damages provision of the notes, which provided for a $1,000 a day penalty if the notes and accrued interest were not paid when due. Accordingly, a total of $499,000 was provided in the accompanying financial statements for the penalties on both notes. Management of the Company believes that such penalties are unreasonable even though agreed to at the time the notes were entered into.

(c)  Personally guaranteed by the CEO/President/Chairman of the Board

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Environmental Concerns

The Company has not obtained independent Phase I environmental site assessments for all of the property acquisitions. As a result, there may be environmental contamination of which we are unaware. As the owner or operator, we may be liable for the costs of removal of the releases of certain hazardous or toxic substances. The presence of hazardous or toxic substances on or near our properties, or the failure to properly clean them up, may adversely affect our ability to sell, develop, rent or lease the property or to use such property as collateral for our borrowings.

Former Leased Premises

The Company entered into a three year sublease agreement for office facilities in Atlanta, Georgia commencing June 1, 2002. The minimum rentals were $2,800 per month plus annual increase for certain occupancy expenses incurred. The following are the lease rentals payable over the lease period:

2003	33,600
2004	33,600
2005	14,000

Total	$98,000

The Company vacated the above premises in late 2002, due to the unsafe conditions therein. No written acceptance was received in connection with the early termination of the lease and no liability for unpaid rentals was recorded as of December 31, 2002. Management of the Company believes there will be no significant balance due under the agreement which is in the process of settlement.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

Present Office Facilities

The Company has subleased office space in Alpharetta, Georgia for a period of one year commencing November 2002,which requires monthly payments of approximately $7,500. See subsequent event footnote regarding legal action taken by lessor for collection of all past due rentals.

Unpaid Payroll Taxes

As of December 31, 2002, the Company had recorded approximately $670,000 of unpaid payroll taxes, interest and penalties relating to year 2001 and 2002 cash and stock compensation for its CEO and CFO. The Company has not reported the earned compensation relating to these payroll taxes to taxing authorities, nor has it reported approximately $700,000 of stock compensation given to related and unrelated parties for non-employee services which are subject to form 1099 reporting. If and when the taxing authorities are provided with this information, the Company will be required to pay the liability and if unable to do so may be subject to additional adverse consequences. Failure to report compensation would result in the related expenses not being deductible for income tax purposes.

NOTE 8 — SUBSEQUENT EVENTS

Liquidating Damages on Notes Payable

As mentioned above, the Company recorded liquidating damages on two notes payable as of December 31, 2002. The Company is optimistic that such penalties will be avoided. If avoided the previously recorded penalties and those accruing in 2003 would be treated as debt forgiveness.

Compensation

In addition to the two employment agreements with officers of the Company, which provided for monthly compensation of $42,000, the Board of Directors approved the issuance of restricted common stock of the Company valued at approximately $1,322,000, as additional compensation to them, including the payment of all related withholding payroll taxes.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

Loss of the First Quarter of 2003

The Company incurred a 3 million dollar loss for the first quarter of 2003, over 2 million dollars of which related to compensation earned by officers, related parties and others for services rendered during the quarter. Payment, which was approved by the Board of Directors, was substantially in the form of 13,124,850 restricted shares of common stock of the Company, which was equal to approximately 50 percent of the shares outstanding prior to their issuance. Because of the volume of new shares issued, the Company’s net operating loss carryovers for tax purposes will be limited as to the annual amount which can be utilized.

Past Due Status of Creditors

The majority of accounts payable, and debt service on notes payable are past due based on their terms of payment. The Company has no available cash and is totally dependent on loans or the sale of existing properties to sustain its existence.

Litigation

Palm Springs Real Estate

On March 21, 2003, a complaint was filed in Sparkasse Aschaffenburg-Alzenau v. Silver State Funding, Ltd., Libuse Hornak, Charles McLaughlin, Bobbee Lou McLaughlin and Signature Horizons, Inc. in the United States District Court, Central Division of California – Riverside Division (Case No. EDCV 03-0326 VAP (SGLX)) alleging that Ms. Hornak lacked the proper authority to transfer the Palm Springs properties to the Company. The plaintiff has prayed for equitable relief against the Company and other defendants, including that the transfer of the property to the Company be set aside.

On March 6, 2003, a complaint was filed in Lee Simpson, Carl G. Nielsen and William C. Dixon v. Signature Horizons, Inc., Ronald A. Potts, and Charles McLaughlin in the Superior Court of California, County of San Bernardino (Case No. MCV05213) alleging various causes of action against the defendants in connection with the Company’s purchase of the Palm Springs property. Plaintiffs pray for damages in the amount of $474,000 for compensation allegedly owed. No liability has been recorded for this claim.

In the opinion of management, the above actions are without merit.

SIGNATURE HORIZONS GROUP, INC. AND SUBSIDIARY
(a Development Stage Company)
Notes to Consolidated Financial Statements

Other

On April 16, 2003, a complaint was filed in Martha Jarvis v. Signature Horizons, Inc. in the State Court of Fulton County, State of Georgia (Case No. 03VS049075G) alleging general indebtedness to her by the Company, including sums allegedly due under an unexecuted settlement agreement, and indebtedness due to her by a shareholder of the Company. The amount of damages prayed by Plaintiff against the Company are $181,833. Plaintiff also prays for damages in the amount of $50,000 against a shareholder of the Company. No liability has been recorded for this claim.

The Company has filed a number of substantial counter claims and believes any settlement will not have a material affect on the Company.

The Company is engaged in various other litigation matters from time to time in the ordinary course of business.

Loss of Escrow Deposit

The Company’s $500,000 on deposit in connection with the purchase of the assets of Sea Trails Corporation for 45 million dollars, became nonrefundable after 30 days, and was lost in April 2003, due to the expiration of the extended purchase agreement. The Company is attempting to renegotiate this acquisition.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of SIGNATURE HORIZONS GROUP, Inc. for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Peggy A. Evans, Chief Executive Officer and President of registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this annual report on Form 10-KSB of Signature Horizons Group, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

(6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 15, 2003

By	/s/ Peggy A. Evans

Chief Executive Officer and President,
Chief Operating Officer and Director

This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of SIGNATURE HORIZONS GROUP, Inc. for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, William Bryant, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this annual report on Form 10-KSB of Signature Horizons Group, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

(6) The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 16, 2003

By	/s/ William E. Bryant

Chief Financial Officer

This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE HORIZONS GROUP, INC.

Dated May   , 2003

By	/s/

Chief Executive Officer and President, Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated May    , 2003

By	/s/

Chief Executive Officer and President, Chief Operating Officer and Director

By:	/s/

Chief Financial Officer

By:	/s/

Chairman of the Board and Director

By:	/s/

Director

21