Form 10KSB/A
period 2002-12-31
SIGNATURE HORIZONS GROUP INC
filed 2003-05-30
CIK 1080637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of April 30, 2003 was approximately $2,246,553.

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

Business of Issuer

As a result of the Share Exchange with Signature, the Company’s business model is that of its subsidiary, Signature Horizons, Inc., which is predicated upon the acquisition, development and operation of premier golf course residential and resort communities targeted at primary, second home and retirement markets. The corporate business plan is to develop geographical and revenue diversified golf resorts with gated residential country club communities for both permanent and second home purchases with practical and inventive residential and commercial real estate developments complimented by added services. The Company looks to produce recurring revenues by creating predictable, recurring, long-term revenue streams from lot sales, home sales, commercial parcel sales, lease property management services and general resort and golf course operations.

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

Principal Markets

As of December 31, 2002, the Company owned four real estate properties (or collections of properties) located in California, Wisconsin, Wyoming and South Dakota. The Company is currently seeking the acquisition of property located in North Carolina and Mississippi, which, if acquired, the Company expects will be its first operating entities. On April 11, 2003, the Company sold its property located in Wyoming for $245,000, with net proceeds of approximately $221,000. On May 2, 2003, the Company sold its property located in South Dakota for $120,000, with net proceeds of $110,810.

Employees

As of December 31, 2002, the Company employed six full-time employees, including executive officers.

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

Signature Horizons, Inc. and Sea Trail Corporation (“Sea Trail”) previously entered into a purchase and sale agreement for the acquisition of the Sea Trial assets. Our agreement expired in April 2003, and the Company’s deposit of $500,000 was nonrefundable.

Liquidity and Capital Resources

Signature’s operations currently do not generate cash flow and are not expected to do so during 2003. As a result Signature has been and remains dependent upon raising funds through the issuance of equity and placement of debt. In addition, the Company’s former Chief Executive Officer and former Chief Financial Officer have made loans to the Company and have contributed capital to the Company.

Signature anticipates the need for additional capital as it pursues its business strategy. Based on the Company’s current cash outflow, the Company can maintain its current operations for two months without raising any additional capital. The Company is currently seeking financing for proposed real estate acquisitions and working capital, which the Company anticipates receiving in the second quarter of 2003. If the financing is achieved, the Company expects to receive additional capital to maintain its operations for the remainder of 2003. However, Signature is not able to provide any assurances that its current negotiations will result in additional financing.

Additionally, the Company has sought to reduce its costs and sell all its non-performing assets of raw land to have available funds for working capital. The Joe Creek and Plum Creek land parcels have been sold and the Wisconsin-Dell property is actively listed for sale. The Company has also terminated numerous consulting agreements and will continue to do so to reduce operating costs. Since inception, the Company has issued almost 16 million shares of common stock for services in lieu of cash payments of approximately $865,000, and reduced its number of employees since December 31, 2002. In addition, the Company does not expect to renew its current lease for its office space upon its expiration in October 2003, and intends to lease smaller, less expensive office space.

Risk Factors

We may be unable to raise additional capital necessary to conduct our business.

We intend to raise additional capital through a combination of the new debt issuances and equity sales (from private as well as public sources), traditional acquisition and development loans potentially utilizing any largely unencumbered properties as collateral for such loans. Implementation of our strategy and our business plan is contingent upon the availability of such funding sources. No assurance can be given that we will be able to raise additional capital, at terms that are acceptable to it, or at all. Our failure to raise additional capital within the next two months would have an adverse effect on our financial condition and results of operations.

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

Item 7. Financial Statements

See “Financial Statements and Notes to Financial Statements” set forth on pages 22 through 37 of this Annual Report on Form 10-KSB.

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

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

	ANNUAL				LONG TERM

						Securities
Name and Principal				Other Annual	Restricted Stock	Underlying		All other
Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s)	Options/SARs	LTIP Pay-outs (s)	Compensation ($)

Ronald A. Potts,	2000	None	none	none	none	none	none	none
President and Chief	2001	$112,500			$82,000
Executive Officer	2002	$374,342			$127,980			$308,032(2)
(1)
Gary Stannell (3)	2000	none
	2001	none
	2002	none
Peggy A. Evans,	2000	none	none	none	none	none	none	none
Chief Financial	2001	none			$16,000
Officer (4)	2002	$215,000			$60,000			$134,117

(1)	Compensation listed for 2001 and for the period of 2002 prior to the Share Exchange represents compensation paid by Signature Group, Inc., our subsidiary for services as President and CEO. Mr. Potts resigned as President and Chief Executive Officer on May 1, 2003.

(2)	Includes miscellaneous compensation of $30,381 and an agreement by the Company to pay federal income taxes of $277,650.

(3)	Mr. Stannell resigned as President and Chief Executive Officer on October 31, 2002.

(4)	Compensation listed for 2001 and for the period of 2002 prior to the Share Exchange represents compensation paid by Signature Group, Inc., our subsidiary for services as Chief Financial Officer. Ms. Evans resigned as Chief Financial officer on May 1, 2003 and was appointed President and Chief Executive Officer.

(5)	Includes miscellaneous compensation of $9,389 and an agreement by the Company to pay federal and state income taxes of $124,728.

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

In the event that Ms. Evans’ employment is terminated for any reason other than cause, Ms. Evans is entitled to receive a severance payment equal to three times her annual compensation payable over twelve months. If such termination is a result of a change in control, Ms. Evans severance payment shall equal four times her annual compensation. In addition, all unvested stock options shall immediately vest and be exercisable for a period of eighteen months after the termination.

The agreement contains a non-disclosure provision that prohibits Ms. Evans from disclosing any trade secrets of the Company for an indefinite period of time after termination of the agreement and from disclosing any confidential information for a period of two years after termination of the agreement.

Consulting Arrangements

The Company also engaged the following consultants during the fiscal year ended December 31, 2002:

Consultant	Services	Fees & Expenses

Bach Consulting, Inc.	Real Estate Consulting Services in connection with properties in Tennessee and North Carolina	$255,000
Osprey Investments, LLC	Corporate Web Page Design, Corporate Logo Design, Public Relations and Marketing Services	$300,000

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 30, 2003 certain information regarding beneficial ownership of common stock by:

•	Each person known to the Company who owns beneficially more than five percent (5%) of the common stock;

•	The directors;

•	The executive officers; and

•	All executive officers and directors as a group.

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

	Name and Address of	Amount and Nature
Title of Class	Beneficial Owner	of Beneficial Owner	Percent of Class

Common	Charles B. Hicks	3,000,000	7.5%
	21 Weinberg Drive
	Oakridge, TN 37830
Common	Peggy A. Evans	4,053,333	10.1%
Common	Ronald A. Potts	10,383,202	25.8%

Common	Lewis Bivens	663,533	1.7%
Common	William E. Bryant	110,000	*
Common	Directors and Executive
	Officers (four persons)	15,210,068	37.9%

*	Represents less than 1%.

(1)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial” owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. A person is deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

Item 12. Certain Relationships and Related Transactions

On September 30, 2002, Ronald A. Potts, the President and Chief Executive Officer of Signature Horizons, Inc., our wholly-owned subsidiary at the time, exchanged 16,133 shares of our common shares that he held for 800,000 shares of the common stock of UCAP Incorporated f/k/a/ Lahaina Acquisitions, Inc. held by the Company that Mr. Potts had originally sold to the Company in July 2000.

Advances totaling approximately $150,000 were made to Rainwire Partners, Inc. over the two year period ended December 31, 2002 of which approximately $35,000 was made during 2002. Ms. Evans, our Chief Executive Officer Chief Operating Officer and former Chief Financial Officer is the Chief Operating Officer of Rainwire Partners, Inc. The majority of the advances was used for legal and auditing expenses in connection with the proposed Share Exchange between Rainwire and the Company, including expenses incurred in connection with the preparation of a S-4 registration statement.

Mr. Potts, our former Chief Executive Officer and Ms. Evans, our Chief Executive Officer, Chief Operating Officer and former Chief Financial Officer provided funds to the Company during the 2002 for working capital. At December 31, 2002 they were owed $61,815 and $106,859, respectively. These advances to the Company are not evidenced by a formal note or other arrangement.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits are filed as part of this report:

2.1	Plan and Agreement of Share Exchange with Signature Horizons, Inc. dated as of October 28, 2002 (2)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (3)
3.3	Bylaws (1)
10.1	Employment Agreement with Ronald A. Potts
10.2	Employment Agreement with Peggy A. Evans
21.1	List of the Company’s subsidiaries
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Peggy A. Evans, Chief Executive Officer and President of Signature Horizons Group, Inc.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by William Bryant, Chief Financial Officer of Signature Horizons Group, Inc.
99.3	Code of Ethics

(1)	Incorporated by reference to our registration statement on Form 10-SB12G, filed on February 5, 2001.

(2)	Incorporated by reference to our current report on Form 8-K, filed on October 31, 2002.
(3)	Incorporated by reference to Exhibit A of our information statement on Schedule 14C, filed on February 19, 2003.

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

Item 14. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In light of our limited accounting staff and limited operations, significant formalized controls and procedures are less practical and cost effective.

Based upon our Certifying Officers’ evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

At the conclusion of the audit of the consolidated financial statements of the Company for the year ended December 31, 2002, our CEO and CFO met to discuss the results of the audit and to discuss various matters with the Company’s independent accountants. We received a letter from our independent accountants citing our limited staff and absence of an audit committee. In response to these matters the Company intends to form an audit committee to address the concerns presented by the independent accountants. Management and the audit committee will also assess all internal controls, policies and procedures and ensure that all deficiencies cited are properly addressed.

The CEO and CFO Certifications required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 follow the Signatures section of this Annual Report. This Controls and Procedures section of the Annual Report should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Signature Horizons Group, Inc.
Alpharetta, Georgia

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on its ability to develop additional sources of capital, and to ultimately achieve profitable operations. This financial condition of the Company raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

$13,951,759

The accompanying notes are an integral part of these financial statements

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

			November 16,
			1999
	Year Ended		(Inception)
	December 31,		through
			December 31,
	2002	2001	2002

Revenues		$2,453	$2,453

Costs and Expenses
General and administrative expenses	3,941,466	1,119,019	5,562,889
Consulting- related parties	303,012	19,500	322,512
Depreciation and amortization	42,982		42,982
Loss on abandonment of preacquisition costs, deposits and advances	959,484	243,212	1,202,696
Unrecoverable advances to affiliate	32,030	114,925	146,955
Loan fees and interest	592,088		592,088
Liquidating damages on notes payable	499,000		499,000
Realized loss on sale of securities to related party	217,000		217,000

	6,587,063	1,496,656	8,586,123

Net (Loss)	(6,587,063)	(1,494,203)	(8,583,670)
Other Comprehensive income (loss)
Unrealized holding gain (loss) on available-for-sale securities	7,500	(107,500)	(217,000)
Sale of available-for-sale securities in September 2002, to related party			217,000

Comprehensive (loss)	$(6,579,563)	$(1,601,703)	$(8,583,670)

(Loss) per share:	$(0.66)	$(2.10)

Weighted average number of shares outstanding	10,016,287	713,150

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

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 16,
			1999
	Year Ended		(Inception)
	December 31,		through
			December 31,
	2002	2001	2002

OPERATING ACTIVITIES
Net (loss) from operations	$(6,587,063)	$(1,494,203)	$(8,583,670)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	42,982		42,982
Issuance of common stock for services	593,225	486,258	1,271,483
Cancellation of common stock for services	(54,909)		(54,909)
Operating expenses provided by notes payable	297,167		297,167
Realized loss on securities	217,000		217,000
Increase in accounts receivable	(18,869)		(18,869)
Increase in prepaid expenses	(6,142)		(6,142)
Increase in payroll taxes payable	670,851		670,851
Increase in liquidating damages	499,000		499,000
Increase in accrued liabilities	306,787		306,787
Increase in accounts payable	384,254	125,802	510,056

Net Cash Flows (To) Operating Activities	(3,655,717)	(882,143)	(4,848,264)

INVESTING ACTIVITIES
Increase in note receivable		42,573	—
Preacquisition real estate costs	18,347	57,051	(15,602)
Increase in real estate escrows	(675,000)		(675,000)
Purchase of equipment	(13,734)		(13,734)

Net Cash Flows From (To) Investing Activities	(670,387)	99,624	(704,336)

FINANCING ACTIVITIES
Proceeds from sale of common stock	870,000	770,500	2,069,668
Purchase of outstanding common shares	(600,000)		(600,000)
Increase in notes payable	4,415,838		4,415,838
Repayment of notes payable	(42,000)		(42,000)
Increase in related party loans	138,356	15,317	168,674

Net Cash Flows From Financing Activities	4,782,194	785,817	6,012,180

NET INCREASE (DECREASE) IN CASH	456,090	3,298	459,580
CASH, BEGINNING OF PERIOD	3,490	192	—

CASH, END OF PERIOD	$459,580	$3,490	$459,580

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Acquisition (disposition) of available-for-sale securities for common stock	$(150,000)	$367,000	$—

Acquisition of undeveloped real estate, prepaid interest, and deferred charges provided by notes payable	$7,213,377	$—	$6,845,287

Unrealized holding gain (loss) on available-for-sale securities	$7,500	$(107,500)	$—

Increase in accounts payable for treasury stock	$157,000	$—	$157,000

Stock issued for real estate acquisitions	$5,619,667	$2,770	$5,622,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$190,814	$—	$190,814

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

NOTE 6 — NOTES PAYABLE

The following is a summary of notes payable by as of December 31, 2002, classified as a current liability:

			Regular/
			Penalty
Real Estate	Loan	Maturity	Interest	Outstanding
Pledged	Date	Date	Rate %	Principal

Palm Springs,CA	5/2002	5/2007	6/8	$3,000,000	(a)
Palm Springs,CA	5/2002	5/2003	4/8	950,000
Palm Springs,CA	5/2002	5/2004	6/8	259,831	(a)
Wisconsin Dell,WI	9/2002	9/2003	12/18	4,000,000
Wisconsin Dell,WI	12/2002	12/2003	30/36	2,000,000	(c)

Total notes payable collateralized by real estate				10,209,831
Unsecured notes payable to individuals:
	1/2002	2/2002	15/	100,000	(b)(c)
	1/2002	2/2002	12/	125,000	(b)(c)
	4/2002	7/2002	10/	75,000	(c)
	4/2002	4/2003	8/15	600,000
	7/2002	7/2003	8/15	500,000
	9/2003	9/2003	8/13	264,258
Unsecured note payable to a corporation:
	10/2002	1/2003	10/	10,293	(c)

Total				$11,884,382

(a)  These notes have been included in the total of current notes payable since the underlying property is being held for sale as of December 31, 2002, which is classified as a current asset at the lower of cost or fair market value at that date.

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

In the opinion of management, the Company has legal and factual defenses to the above actions.

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

Dated May 23, 2003

By	/s/ Peggy A. Evans

Chief Executive Officer and President, Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated May 23, 2003

By	/s/ Peggy A. Evans

Chief Executive Officer and President, Chief Operating Officer and Director

By:	/s/ William E. Bryant

Chief Financial Officer

By:	/s/Ronald A. Potts

Chairman of the Board and Director

By:	/s/ Lewis Bivens

Director

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

Dated May 23, 2003

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

Dated May 23, 2003

By	/s/ William E. Bryant

Chief Financial Officer

This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.