Form 10QSB
period 2003-03-31
SIGNATURE HORIZONS GROUP INC
filed 2003-06-10
CIK 1080637

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:March 31, 2003

Commission File Number: 000-32201

Signature Horizons Group, Inc. (Exact Name of Registrant as specified in its charter

Delaware	95-4735254

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3480 Preston Ridge Road, Suite 500 Alpharetta, GA	30005

Address of Principal executive offices of Incorporation or organization	Zip Code

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

     YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practical date.

CLASS	No. of shares Outstanding on June 6, 2003
Common Stock	40,971,776
Par Value $.0001
Per share

LUMMI DEVELOPMENT, INC.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	3
	Statement of Changes in Stockholders’ equity for the period from November 22, 1999 to March 31, 2003 (unaudited)	4
	Notes to Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Plan of Operation	8
Item 3.	Controls and Procedures

		Page
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	8
Item 2.	Changes in Securities and Use of Proceeds	8
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets
Cash	$131	$459,580
Accounts receivable-related parties	22,341	18,869
Prepaid expenses	747,498	978,392
Undeveloped land held for sale	11,374,794	11,314,794

TOTAL CURRENT ASSETS	12,144,764	12,771,635

Equipment, at cost, net of accumulated depreciation	10,419	12,408

Other Assets
Preacquisition real estate costs	1,457	11,457
Escrow-real estate	675,000	675,000
Deferred finance charges	304,516	481,259

	980,973	1,167,716

	$13,136,156	$13,951,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$11,731,881	$11,884,382
Accounts payable	706,274	637,052
Delinquent payroll taxes	1,204,441	670,853
Related party advances	42,489	168,674
Liquidating damages on notes payable	679,000	499,000
Other accrued liabilities	493,014	306,786

TOTAL CURRENT LIABILITIES	14,857,098	14,166,747

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.0001 par value	3,997	2,685
Paid in capital	10,122,040	8,523,297
(Deficit) accumulated during the development stage	(11,689,679)	(8,583,670)
Treasury stock, 3,140,000 shares	(157,300)	(157,300)

TOTAL STOCKHOLDERS’ EQUITY	(1,720,942)	(214,988)

	$13,136,156	$13,951,759

The accompanying notes are an integral part of these financial statements

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)

			November 22,
			1999
	Three Months Ended		(Inception)
	March 31,		through
			March 31,
	2003	2002	2003

Revenues	$5,568	$—	$8,021

Costs and Expenses
General and administrative expenses	2,433,492	350,229	7,996,381
Consulting- related parties			322,512
Depreciation and amortization	118,729		161,711
Loss on abandonment of preacquisition costs, deposits and advances			1,202,696
Unrecoverable advances to affiliate		10,930	146,955
Loan fees and interest	379,356	75,000	971,444
Liquidating damages on notes payable	180,000		679,000
Realized loss on sale of securities to related party			217,000

	3,111,576	436,160	11,697,699

Net (Loss)	(3,106,009)	(436,160)	(11,689,679)
Other Comprehensive income (loss)
Unrealized holding gain (loss) on available-for-sale securities		42,500	(217,000)
Sale of available-for-sale- securities in September 2002, to related party			217,000

Comprehensive (loss)	$(3,106,009)	$(393,660)	$(11,689,679)

(Loss) per share:	$(0.09)	$(0.32)

Weighted average number of shares outstanding	33,072,711	1,357,428

The accompanying notes are an integral part of these financial statements

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 22,
			1999
	Three Months Ended		(Inception)
	March 31,		through
			March 31,
	2003	2002	2003

OPERATING ACTIVITIES
Net (loss) from operations	$(3,106,009)	$(436,160)	$(11,689,679)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation and amortization	118,729		161,711
Issuance of common stock for services	1,600,055		2,871,538
Cancellation of common stock for services	—		(54,909)
Operating expenses provided by notes payable	—		297,167
Realized loss on securities	—		217,000
Increase in accounts receivable	(3,472)		(22,341)
Decrease in prepaid expenses	230,894		224,752
Increase in payroll taxes payable	533,588		1,204,439
Increase in liquidating damages	180,000		679,000
Increase in accrued liabilities	186,228		493,015
Increase in accounts payable	69,226		579,281

Net Cash Flows (To) Operating Activities	(190,761)	(436,160)	(5,039,025)

INVESTING ACTIVITIES
(Increase) decrease in preacquisition real estate costs	10,000	(100)	(5,602)
Increase in real estate escrows	—		(675,000)
Purchase of equipment	—		(13,734)

Net Cash Flows From (To) Investing Activities	10,000	(100)	(694,336)

FINANCING ACTIVITIES
Proceeds from sale of common stock	—		2,069,668
Purchase of outstanding common stock	—		(600,000)
Increase in notes payable	—	267,000	4,415,838
Repayment of notes payable	(152,501)		(194,501)
Increase (decrease) in related party loans	(126,187)	166,298	42,487

Net Cash Flows From Financing Activities	(278,688)	433,298	5,733,492

NET INCREASE (DECREASE) IN CASH	(459,449)	(2,962)	131
CASH, BEGINNING OF PERIOD	459,580	3,490	—

CASH, END OF PERIOD	$131	$528	$131

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Disposition of available-for-sale securities for common stock	$150,000		$—

Acquisition of undeveloped real estate, prepaid interest, and deferred charges provided by notes payable	$—	$—	$6,845,287

Unrealized holding gain (loss) on available-for-sale securities	$—	$42,500	$—

Increase in accounts payable for treasury stock	$—	$—	$157,000

Stock issued for real estate acquisitions	$—	$—	$5,622,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the period	$—	$—	$190,814

The accompanying notes are an integral part of these financial statements

SIGNATURE HORIZONS GROUP, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					(DEFICIT)
				ACCUMULATED	ACCUMULATED
	COMMON STOCK			OTHER	DURING THE	TREASURY STOCK
			PAID-IN	COMPREHENSIVE	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	SHARES	AMOUNT	TOTAL

BALANCE, AT INCEPTION		$—	$—	$—	$—		$—	$—
Issuance of stock July 15, 2000, for:								—
Cash @ $4.12 per share	75,000	8	309,161					309,169
Acquisition of securities @ $13.76 per share	26,667	3	366,997					367,000
Services @ $30 per share	867	0	26,000					26,000
Proceeds from sale of common stock,								—
September 30, 2000, @ $24 per share	5,000	1	119,999					120,000
Contributed services			166,000					166,000
Net (loss) for the year				(117,000)	(502,404)	—	—	(619,404)

BALANCE, DECEMBER 31, 2000	107,533	11	988,158	(117,000)	(502,404)	—	—	368,765
Issuance of common stock for cash:
March 31,@ $2.88 per share	867	0	2,500					2,500
June 30,@ $2.69 per share	3,717	0	10,000					10,000
June 30,@ $7.50 per share	6,667	1	49,999					50,000
August 15,@ $12.50 per share	20,000	2	249,998					250,000
October 15,@ $1.67 per share	30,000	3	49,997					50,000
October 31,@ $5.00 per share	10,000	1	49,999					50,000
December 5, @ $2.55 per share	39,412	4	100,496					100,500
December 5, @ $1.28 per share	29,333	3	37,497					37,500
December 5, @ $15.00 per share	1,333	0	20,000					20,000
December 24,@ $17.14 per share	11,667	1	199,999					200,000
Issuance of common stock for services:
January 31, 2001,@ $.30 per share	964,567	96	289,274					289,370
December 19,@ $.30 per share	13,333	1	3,999					4,000
December 31,@ $.30 per share	26,667	3	7,997					8,000
Preacquisition issuance of common stock:
December 31,@ $.03 per share	92,333	9	2,761					2,770
Contributed services			184,888					184,888
Net (loss) for the year				(107,500)	(1,494,203)	—	—	(1,601,703)

BALANCE, DECEMBER 31, 2001	1,357,428	136	2,247,561	(224,500)	(1,996,607)	—	—	26,590
Issuance of shares for services on July 31, 2002 at $.03 per share	14,604,858	1,460	436,685					438,145
Issuance of shares for cash @ $60 per share:
August 15, 2002	2,000	0	120,000					120,000
August 31, 2002	417	0	25,000					25,000
September 30, 2002	5,958	1	357,499					357,500
Issuance of shares for undeveloped real estate:								—
July 3, 2002, @ $12 per share	33,056	3	396,664					396,667
September 23, 2002, @ $36 per share	145,083	15	5,222,985					5,223,000
Purchase and cancellation of outstanding - shares of the Company on September 30, 2002:
at $9.30 per share from related party	(16,133)	(2)	(149,998)					(150,000)
at $1.50 per share from related party	(400,000)	(40)	(599,960)					(600,000)
Cancellation of shares originally issued at $ .30 for services in January 2001	(30,267)	(3)	(9,077)					(9,080)
Proceeds from sale of common stock at $1.25 October 15, 2002	270,000	27	337,473					337,500
Recapitalization October 28, 2002	9,062,000	906	(906)					—
Proceeds from sale of common stock at $1.00 December 28, 2002	30,000	3	29,997					30,000
Issuance of shares for services November 26, 2002 at $.50	310,165	31	155,050					155,081
Issuance of shares for collateral for loan on December 28, 2002 at $1.00	3,000,000	300				3,000,000	(300)	—
Cancellation of shares originally issued at $ .03 for services in July 2002	(1,527,643)	(153)	(45,677)					(45,829)
Purchase of shares for stock exchange dissenters’ for the treasury 30,000 at $.40						30,000	(12,000)	(12,000)
10,000 at $2.00						10,000	(20,000)	(20,000)
100,000 at $1.25						100,000	(125,000)	(125,000)
Contributed services
Comprehensive income				7,500				7,500
Net (loss) for the year				217,000	(6,587,063)			(6,370,063)

BALANCE, DECEMBER 31, 2002	26,846,922	2,685	8,523,297	—	(8,583,670)	3,140,000	(157,300)	(214,988)
(unaudited) Shares issued for Services on:
January 8, 2003 @ $.33 per share	530,000	53	174,847					174,900
February 21, 2003 @ $.20 per share	4,492,517	449	898,054					898,503
March 21, 2003 @ $.065 per share	8,102,333	810	525,841					526,652
Net (loss) for the quarter ended March 31, 2003					(3,106,009)			(3,106,009)

BALANCE, March 31, 2003 (unaudited)	39,971,772	$3,997	$10,122,040	$—	$(11,689,679)	$3,140,000	$(157,300)	$(1,720,942)

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002 have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2002.

Note 2. Liquidating Damages on Notes Payable

The Company recorded liquidating damages on two notes payable as of December 31, 2002. The Company is optimistic that such penalties will be avoided. If avoided the previously recorded penalties and those accruing in 2003 would be treated as debt forgiveness.

Note 3. Compensation

In addition to the two employment agreements with officers of the Company, which provided for aggregate monthly compensation of $42,000, the Board of Directors approved in the first quarter of 2003, the issuance of restricted common stock of the Company valued at approximately $1,322,000, as additional compensation to them, including the payment of all related withholding payroll taxes.

Note 4. Past Due Status of Creditors

The majority of accounts payable, and debt service on notes payable are past due based on their terms of payment. The Company has no available cash and is totally dependent on loans or the sale of existing properties to sustain its existence.

Note 5. Litigation

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

On March 6, 2003, a complaint was filed in Lee Simpson, Carl G. Nielsen and William C. Dixon v. Signature Horizons, Inc., Ronald A. Potts, and Charles McLaughlin in the Superior Court of California, County of San Bernardino (Case No. MCV05213) alleging various causes of action against the defendants in connection with the Company’s purchase of the Palm Springs property. Plaintiffs pray for damages in the amount of $474,000 for compensation allegedly owed. No liability has been recorded for this claim. Management believes there are major defenses to this litigation in addition to the option of returning the property.

Individual

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

Note 6. Loss of Escrow Deposit

The Company’s $500,000 on deposit in connection with the purchase of the assets of Sea Trails Corporation for 45 million dollars, became nonrefundable after 30 days, and was lost in April 2003, due to the expiration of the extended purchase agreement. The Company is attempting to renegotiate this acquisition.

ITEM 2. PLAN OF OPERATION

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

Additionally, the Company has sought to reduce its costs and sell all its non-performing assets of raw land to have available funds for working capital. The Joe Creek and Plum Creek land parcels have been sold and the Wisconsin-Dell property is actively listed for sale. The Company has also terminated numerous consulting agreements and will continue to do so to reduce operating costs. As a result of the resignation of Ronald A. Potts as President of the Company, on May 1, 2003, compensation expenses have been further reduced. Since inception, the Company has issued almost 16 million shares of common stock for services in lieu of cash payments of approximately $865,000, and reduced its number of employees since December 31, 2002. In addition, the Company does not expect to renew its current lease for its office space upon its expiration in October 2003, and intends to lease smaller, less expensive office space.

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

Item 3. Controls and Procedures

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

     Based upon our Certifying Officers’ evaluation of these controls and procedures as of a date within 90 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

     The CEO and CFO Certifications required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 follow the Signatures section of this Quarterly Report. This Controls and Procedures section of the Quarterly Report should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material changes to the disclosure provided in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

In December 2002, the Company issued an aggregate of 305,167 shares of its common stock to nine persons, or their related entities, for various consulting services rendered. The compensation was valued at $152,583 or $0.50 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In December 2002, the Company issued 5,000 shares of its common stock to an employee for compensation. The compensation was valued at $2,500 or $0.50 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In January 2003, the Company issued 10,000 shares of its common stock to three employees, a total of 30,000 shares, for compensation. The compensation was valued at $3,300 each or $0.33 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In January 2003, the Company issued an aggregate of 500,000 shares of its common stock to two persons, or their related entities, for various consulting services rendered. The compensation was valued at $165,000 or $0.33 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In February 2003, the Company issued 2,000,000 shares of its common stock to Ronald A. Potts, its Chief Executive Officer, for compensation. The compensation was valued at $400,000 or $0.20 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In February 2003, the Company issued 1,000,000 shares of its common stock to Peggy A. Evans, its Chief Financial Officer, for compensation. The compensation was valued at $200,000 or $0.20 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In February 2003, the Company issued an aggregate of 1,492,517 shares of its common stock to thirteen persons, or their related entities, for various consulting services rendered. The compensation was valued at $298,503 or $0.20 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In March 2003, the Company issued 2,500,000 shares of its common stock to Ronald A. Potts, its Chief Executive Officer, for compensation. The compensation was valued at $162,500 or $0.065 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In March 2003, the Company issued 1,000,000 shares of its common stock to Peggy A. Evans, its Chief Financial Officer, for compensation. The compensation was valued at $65,000 or $0.065 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In March 2003, the Company issued 500,000 shares of its common stock to Lewis Bivens for services as a director. The compensation was valued at $32,500 or $0.065 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In March 2003, the Company issued 100,000 shares of its common stock to two employees, a total of 200,000 shares, for compensation. The compensation was valued at $6,500 each or $0.065 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In March 2003, the Company issued an aggregate of 4,402,333 shares of its common stock to forty-six persons, or their related entities, for various consulting services rendered. The compensation was valued at $286,151 or $0.065 per share. These shares were issued pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

Item 3. Defaults Upon Senior Securities

The Company’s wholly owned subsidiary, Signature Group, Inc., has a note payable in the principal amount of $950,000 dated as of May 3, 2002, which bears interest at 4% per annum with interest and principal due on November 3, 2002. The Note is secured by a Deed of Trust on undeveloped real property of the Company located in California. As of November 3, 2002, the note was still outstanding and in default, and as a result of the default, the principal has been bearing interest at the default rate of 8.0%. As of the date of this report, the total amount of principal and interest due on the Note is $1,013,122.

Item 4. Submission of Matters to a Vote of Security Holders

     On January 14, 2003, the Company’s Board of Directors unanimously authorized an Amendment to the Certificate of Incorporation of the Corporation to effect a name change of the Corporation to Signature Horizons Group, Inc. The amendment was approved by a majority of the Company’s stockholders (12,881,325 shares, or 53% of the shares entitled to vote, voted in favor of the amendment) on February 7, 2003.

     The Amendment to the Certificate of Incorporation, which was included as Exhibit A to the Definitive Information Statement on Form 14C filed with the Securities and Exchange Commission on February 19, 2003, was filed with the Delaware Secretary of State on March 12, 2003.

Item 5. Other Information

     On May 1, 2003, Ronald A. Potts resigned as President and Chief Execute Officer of the Company and was replaced by Peggy A. Evans. As a result, Ms. Evans resigned as Chief Financial Officer and was replaced by William Bryant.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K

     1.     On January 16, 2003, the Company filed a Current Report on From 8-K/A amending the report filed on October 31, 2002 to include information about Signature’s change in accountant that occurred on December 14, 2001 and January 29, 2002.

     2.     On January 31, 2003, the Company filed a Current Report on From 8-K/A amending the report filed on October 31, 2002, as amended on November 27, 2002 and January 16, 2003, with respect to Signature’s change in accountant.

Exhibits

99.1	Certification by Peggy A. Evans, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by William Bryant, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 9, 2003.

Lummi Development, Inc., a Delaware corporation

By:	/s/ Peggy A. Evans

Name: Peggy A. Evans Title: President & Chief Executive Officer

By:	/s/ William Bryant

Name: William Bryant Title: Chief Financial and Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of SIGNATURE HORIZONS GROUP, Inc. for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Peggy A. Evans, Chief Executive Officer and President of registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-QSB of Signature Horizons Group, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated June 9, 2003

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of SIGNATURE HORIZONS GROUP, Inc. for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, William Bryant, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-QSB of Signature Horizons Group, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated June 9, 2003

By	/s/ William E. Bryant

Chief Financial Officer

This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.